Form 10-Q
period 2020-06-30
Pony Group Inc.
filed 2020-11-23
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: [     ]

Pony Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3532241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Engineer Experiment Building, A202
7 Gaoxin South Avenue, Nanshan District
Shenzhen, Guangdong Province

People’s Republic of China

(Address of principal executive offices)

+86 755 86665622

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 23, 2020, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$24,494	$44,105
Other receivables	152	31
Deferred offering cost	71,500	48,500
Total current assets	96,146	92,636

Total assets	$96,146	$92,636

Liabilities and Equity

Current liabilities
Other payable-related party	$186,359	$217,791
Other current liability	69,727	15,941
Total current liabilities	256,086	233,732
Total liabilities	$256,086	$233,732

Equity
Common stock	2	2
Accumulated foreign currency exchange loss	(1,942)	(565)
Accumulated deficit	(158,500)	(140,533)
Total Pony Group Inc stockholders’ equity	(159,940)	(141,096)
Total equity	(159,940)	(141,096)
Total liabilities and equity	$96,146	$92,636

 The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$13,977	$13,253	$22,709	$26,324

Cost of revenue	3,910	12,678	10,038	23,577

Gross profit	10,067	575	12,671	2,747

Operating expenses
General & administrative expenses	20,188	24,278	32,767	76,762
Selling expenses	-	-	-	1,244
Total operating expenses	20,188	24,278	32,767	78,006

Income (loss) from operation	(10,121)	(23,703)	(20,096)	(75,259)

Other income (expenses)
Other income (expense)	2,387	1,423	2,629	1,493
Total other income	2,387	1,423	2,629	1,493

Income (Loss) before income taxes	(7,734)	(22,280)	(17,467)	(73,766)
Provision for income tax	-	-	-	-
Net Income (Loss)	$(7,734)	$(22,280)	$(17,467)	$(73,766)

Net Income (Loss)	(7,734)	(22,280)	(17,467)	(73,766)

Other Comprehensive Income	-	-
Comprehensive income (loss)	(7,734)	(22,280)	(17,467)	(73,766)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive	Accumulated Earnings
	Shares	Amount	Capital	advance	Income (Loss)	(Deficit)	Total
Balance as of December 31, 2018	-	$-	$1,290	$-	$25	$(24,799)	$(23,484)
Proceeds from private placement offering	1,500	2		-	-	-	2
Purchase from sole owner	-	-	(1,290)	-	-	-	(1,290)

Cumulative Foreign currency translation adjustment	-	-	-	-	(55)	-	(55)

Net (Loss)	-	-	-	-	-	(73,766)	(73,766)

Balance as of June 30, 2019	1,500	$2	$-	$-	$(30)	$(98,565)	$(98,593)

Cumulative Foreign currency translation adjustment	-	-	-	-	(535)	-	(535)

Net (Loss)		-	-	-	-	(41,968)	(41,968)

Balance as of December 31, 2019	1,500	$2	$-	$-	$(565)	$(140,533)	$(141,096)
Cumulative Foreign currency translation adjustment	-	-	-	-	(1,377)	-	(1,377)

Net (Loss)	-	-	-	-	-	(17,467)	(17,467)
Balance as of June 30, 2020	1,500	$2	$-	$-	$(1,942)	$(158,000)	$(159,940)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2020	2019

Operating activities
Net Loss	$(17,467)	$(73,766)

Changes in operating assets and liabilities:
Other receivable	(121)	(28)
Accounts payable		8,848
Other payable	53,786	-
Cash provided (used) in operating activities	36,198	(64,946)

Cash flow used in investing activities:
Investment in Pony HK	-	(1,274)
Cash used in investing activities	-	(1,274)

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	(23,000)
Advance from (repayment to) related party	(31,432)	89,270
Proceed from Issue of Common Stock	-	2
Cash provided by financing activities	(54,432)	89,272

Effects of currency translation on cash	(1,377)	77

Net increase (decrease) in cash	(19,611)	22,975
Cash at beginning of the period	44,105	10,794
Cash at end of period	$24,494	$33,769

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERID ENDED JUNE 30, 2020

NOTE 1 - ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

PONY GROUP INC, (The “Company” or “PONY”) was incorporated on Jan 7, 2019 in the state of Delaware.

On March 7, 2019, Pony Group Inc (the “Purchaser”), and Wenxian Fan, the sole owner of PONY LIMOUSINE SERVICES LIMITED, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Wenxian Fan (the “Seller”) would sell to the Purchaser, and the Purchaser will purchase from the Seller, 10,000 shares of the PONY LIMOUSINE SERVICES LIMITED, which represented 100% of the shares. On March 7, 2019, this transaction was completed.

PONY LIMOUSINE SERVICES LIMITED (“PONYHK”) is a limited liability company formed under the laws of Hong Kong on April 28, 2106, which was formed by FAN WENXIAN. Its registered office is located at FLAT/RM 01 11/f, LUCKY COMM BLDG, 103 DES VOEUX RD WEST, SHEUNG WAN, HONG KONG. The business nature of the Company is to provide cross boarder limousine services to customers. On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK

Details of the Company’s structure as of June 30, 2020 is as follow:

Reverse Merger Accounting – Since Pony HK and Pony US were entities under Ms. Fan’s common control prior to the “Purchase Agreement” was executed, and because of certain other factors, including that the member of the Company’s executive management is from Pony HK, Pony HK is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These unaudited consolidated financial statements reflect the historical results of Pony HK prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares.

Basis of Accounting and Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

Accounts Receivable - The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of June 30, 2020 and December 31, 2019, accounts receivable was $0 and $0, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The PONY LIMOUSINE SERVICES LIMITED, 100% subsidiary of the company has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 57.00% of the revenue for the six months ended June 30, 2020 and 98.21% for the same period 2019, respectively.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606. The core principle of ASC606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. Our sales arrangements generally ask customers to pay in advance before any services can be arranged. The company recognizes revenue when each performance obligation is satisfied. Documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify services rendered. The Company has no returns or sales discounts and allowances because services rendered and accepted by customers are normally not returnable.

Cost of revenue – Cost of revenue includes cost of services rendered during the period, net of discounts and sales tax.

Income Taxes – Income tax expense represents current tax expense. The income tax payable represents the amounts expected to be paid to the taxation authority. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit for the period.

Foreign Currency Translation - PONY LIMOUSINE SERVICES LIMITED’s functional currency is the Hong Kong Dollar (HK$) and Universe Travel Culture & Technology Ltd.’s functional currency is the Renminbi (RMB). The reporting currency is that of the US Dollar. Assets, liabilities and owners’ contribution are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2020
Balance sheet	HK$7.75 to US$1.00	RMB 7.07 to US$1.00
Statement of operation and other comprehensive income	HK$7.76 to US$1.00	RMB 7.03 to US$1.00
December 31, 2019
Balance sheet	HK$7.79 to US$1.00	RMB 6.96 to US$1.00
June 30, 2019
Statement of operation and other comprehensive income	HK$7.84 to US$1.00	RMB 6.78 to US$1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $17,467 and $73,766 during the six months ended June 30, 2020 and 2019, respectively.

The Company has accumulated deficit of $158,000 and $140,533 as of June 30, 2020 and December 31, 2019, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the Company’s products, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related party (ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), during the six months ended June 30, 2020, Pony HK paid $26,988 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	June 30, 2020	December 31, 2019
To Wenxian Fan	$186,359	$217,791
Total due to related parties	$186,359	$217,791

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from five suppliers which accounted for 100% of the total purchases during the six months ended June 30, 2020: CHANGYING BUSINESS LIMITED for 49.71%, IBIS TOUR AND TRAVEL CO. for 22.78%, YAHONG BUSINESS LIMITED for 16.88%, HONG CHENG for 7.59%, and FUN TRAVEL for 3.04%.

The Company had three major customers for the six months ended June 30, 2020: HK HENGDELI TRADING LIMITED for 26.44% of revenue, HENG TAI WINE LIMITED for 30.57% of revenue and Shenzhen Shangjia Electronic Technology., Ltd for 41.85% of revenue.

NOTE 5 - COMMON STOCK

On May 23, 2019, PONY GROUP INC sold 1,500 shares of common stock to below persons:

Name	Shares	Consideration
Pony Group Ltd.	930	0.93
Aller Bonvoyage Inc	60	0.06
Capital Club Holding Limited	60	0.06
KERUIDA Investment Limited	150	0.15
Synionm Investments Limited	150	0.15
Wisdom travel service investments Limited	150	0.15

On May 24, 2019, these transactions were completed, the consideration received were deposited into the company’s bank account.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 18, 2020, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in the State of Delaware on January 7, 2019. We are a travel service provider. We currently provide car services to individual and group travellers. We currently offer carpooling, airport pick-up and drop-off, and personal driver services for travellers between Guangdong Province and Hong Kong. We collaborate with car fleet companies and charge a service fee by matching the traveller and the driver. We officially launched our online service through our “Let’s Go” mobile application in December 2019 to provide multi-language services to international travellers coming to visit China. Redefining user experience, we aim to provide our users with comprehensive and convenient service offerings and become a one-stop travel booking resource for travellers. While network scale is important, we recognize that transportation happens locally. We currently operate in two markets – Guangdong Province and Hong Kong and plan to expand our offering in more oversea markets.

Plan of Operations

In January 2019, we started our Research and Development (“R&D”) project mobile Lets Go App (“App”) designed to have multi-language interface to attract users from the world, focusing on providing one-stop travel services to foreigners traveling in China, for both leisure and business.

In April 2019, we rolled out basic version which supports carpooling, car rental, Airport Pick-up and/or Drop-off, etc., ready for download at Apple App store; the basic version has an interface in Chinese language only. In May 2019, we rolled out second version which has an enhanced interface in both Chinese and English language, supporting payment through PayPal. By the end of 2019, we plan to roll out third version which has multi-language interface to attract users from all-over the world.

We intend to attract users from outside of China to use our App and expand our offerings on the App to serve as a one-stop shop to book tickets, reserve hotels, rent a car and hire an English speaking driver.

Our goal is to grow to an international player in the travel service market. To accomplish such goal, we will cooperate with other businesses which have capital, marketing and technology resources or products. We expect to recruit more workforce and talents, and develop new technologies and products.

Results of Operations

For the three and six months ended June 30, 2020 Compared to June 30, 2019

Revenue

For the three months ended June 30, 2020 and 2019, revenues were $13,977 and $13,253, respectively, with an increase of $724 over the same period in 2019. Due to the effect of COVID-19, the number of travellers between Guandong province and Hong Kong deceased a lot. Thus the orders of our travel service business decrease in the three months ended June 30, 2020. The decrease was offset by development service revenue RMB68,000 (USD 9,605) for we provided development service for Shenzhen Shangjia Electronic Technology Co., Ltd to develop an applet base on Wechart platform.

For the six months ended June 30, 2020 and 2019, revenues were $ 22,709 and $ 26,324, respectively, with an decrease of $3,615 over the same period in 2019.The decrease is mainly due to the effect of COVID-19. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. We expect the COVID-19 outbreak may materially affect our financial condition and results of operations going forward.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2020 and 2019 were $3,910 and $12,678, respectively, with a decrease of $8,768 over the same period in 2019. The decrease mainly due to the service orders decreases a lot, thus the cost of revenue decrease accordingly.

Cost of Revenue for the six months ended June 30, 2020 and 2019 were $10,038 and $23,577, respectively, with an decrease of $13,539 over the same period in 2019. The decrease mainly due to the service orders decreases a lot, thus the cost of revenue decrease accordingly.

Gross Profit

Gross profits were $10,067 and $575 for the three months ended June 30, 2020 and 2019, respectively, an increase of $9,492 over the same period in 2019. The gross profit margin as a percent of sales for the three months ending June 30, 2020 and 2019 was 72.03% and 4.34% respectively.

Gross profits were $12,671 and $2,747 for the six months ended June 30, 2020 and 2019, respectively, an increase of $9,924 over the same period in 2019. The gross profit margin as a percent of sales for the six months ending June 30, 2019 and 2018 was 55.80% and 10.44%, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 and 2019 were $20,188 and $24,278 respectively for a decrease of $4,090. The decrease mainly due to the effect of COVID-19, the company discuss with employees to decrease the salary and other expenses temporary. The management expects the operating expenses will increase to ordinary level in the future.

Operating expenses for the six months ended June 30, 2020 and 2019 were $32,767 and $76,762, respectively, a decrease of $43,995 or 57.99% from the same period in 2019. The decrease mainly due to the effect of COVID-19 the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020.

Other Income

Other income consists of interest income and exchange gain (loss) for the three months ended June 20, 2020 and 2019, the net other income were $2,387and $1,423, respectively with an increase of $964. The increase was mainly due to the change of exchange rate. For the six months ended June 30, 2020 and 2019, the net other income (expenses) were $2,629 and $1,493, respectively with an increase of $1,136. The increase was mainly due to the change of exchange rate.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $158,000 at June 30, 2020. We had a cash balance of $24, 494 and working capital deficit of $231,592 as of June 30, 2020. The Company has incurred losses of $7, 734 and $22,280 for the three months ended June 30, 2020 and 2019, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of June 30, 2020, we had enough cash to last approximately six months.

Net cash provided by operating activities for the six months ended June 30, 2020, amounted to $36,198, compared to $64, 946 net cash used by operating activities for the six months ended June 30, 2019. The decrease of net cash used in operating activities was primarily due to the effect of COVID-19. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020.

There were $0 cash used by investment activities for the six months ended June 30, 2020, compared to $1,274 cash used by investment for the same period 2019.

Net cash used in financing activities for the six months ended June 30, 2020 amounted to $54,432, compared to net cash provided in financing activities of $89,272 in the same period 2019. The cash provided by financing activities was loan from related party, the shareholder of the company.

COVID-19

In January 2020, the World Health Organization declared a global health emergency as the novel coronavirus (“COVID-19”) outbreak continues to spread beyond China. In an effort to contain COVID-19, the Chinese authorities have suspended air, road, and rail travel in the area around Wuhan and placed restrictions on travel and other activities throughout China, including Guangdong Province and Hong Kong, the key market in which we operate. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. At the end of this period, management reopened our business.

As of the date of this prospectus, the Hong Kong government has reported cases of COVID-19 in the region, has upgraded its response level to emergency, its highest response level, and is taking other steps to manage the outbreak. On February 8, 2020, the Hong Kong government began enforcing a compulsory 14-day quarantine for anyone, regardless of nationality, arriving in Hong Kong who has visited mainland China within a 14-day period. This quarantine does not apply to individuals transiting Hong Kong International Airport and certain exempted groups such as flight crews. However, health screening measures are in place at all of Hong Kong’s borders and the Hong Kong authorities will quarantine individual travellers, including passengers transiting the Hong Kong International Airport, if the Hong Kong authorities determine the traveller to be a health risk. On January 30, 2020, the Hong Kong government closed certain transportation links and border checkpoints connecting Hong Kong with mainland China (all located in Guangdong Province) until further notice, and on February 3, 2020 suspended ferry services from Macau (which has border checkpoints connecting Macau with Guangdong Province).

The effects of the COVID-19 pandemic, including the travel restrictions described above, have resulted in a dramatic reduction in the number of people travelling from Guangdong Province to Hong Kong and a similar reduction in the number of our customers and have, severely impacted our operating results during the first quarter of 2020. For example, compared to the first quarter of 2019, the first quarter of 2020’s revenue, cost of revenue and operating expenses decreased by 33.2%, 43.8% and 76.6%, respectively, and gross profit and other income increased by 19.9% and 240.8%, respectively. We believe the decreases, including the decrease in cost of revenue, are primarily attributable to the fact that we ceased car services for individual and group travellers between Guangdong Province and Hong Kong in the first quarter of 2020, resulting in a decrease of customers. In the same period, we started to provide express, small-package delivery services for customers in the same region in cities including Shenzhen, Guangzhou, Zhuhai and Zhongshan, which brought in an estimated $8,700 of revenue. We expect that after our offices reopened on February 11, 2020 and as the travel restrictions started to ease, our business will gradually return to normal levels, although we are unable to predict as of the date of this prospectus the speed of the recovery.

We expect the COVID-19 outbreak may materially affect our financial condition and results of operations going forward. Our business operations and activities in many regions (including Hong Kong and Guangdong Province) may be subject to quarantines, “shelter-in-place” rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. Without limited the generality of the foregoing sentence, any significant disruption to travel, including travel restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, may increase the difficulty and could make it difficult for the Company to provide its services to its customers. Travel restrictions and protective measures against COVID-19 could cause the Company to incur additional unexpected costs and expenses. The extent to which COVID-19 impacts the Company’s business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the Company’s services, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We continually evaluate our estimates, including those related to bad debts, the useful life of property and equipment and intangible assets, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of the financial statements.

Accounts Receivable - The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients. The company considers accounts receivable to be fully collectible at year-end. Accordingly, no allowance for doubtful accounts has been recorded.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606. The core principle of ASC606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. Our sales arrangements generally ask customers to pay in advance before any services can be arranged. The company recognizes revenue when each performance obligation is satisfied. Documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify services rendered. The Company has no returns or sales discounts and allowances because services rendered and accepted by customers are normally not returnable

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our registration statement filed with the SEC on June 9, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our registration statement filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONY GROUP INC.

Date: November 23, 2020	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)