Form 10-Q
period 2020-09-30
Pony Group Inc.
filed 2020-11-23
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020		December 31, 2019

Assets
Current assets
Cash and cash equivalents		$8,508		$44,105
Accounts receivables		15,896		-
Other receivables		159		31
Deferred offering cost		71,500		48,500
Total current assets		96,063		92,636

Total assets		$96,063		$92,636

Liabilities and Equity

Current liabilities	$		$
Other payable-related party		196,810		217,791
Other current liability		72,987		15,941
Total current liabilities		269,797		233,732
Total liabilities		$269,797		$233,732

Equity
Common stock		2		2
Accumulated foreign currency exchange loss		(3,965)		(565)
Accumulated deficit		(169,771)		(140,533)
Total Pony Group Inc stockholders’ equity		(173,734)		(141,096)
Total equity		(173,734)		(141,096)
Total liabilities and equity		$96,063		$92,636

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$15,662	$16,175	$38,371	$42,496

Cost of revenue	2,351	12,778	12,389	36,353

Gross profit	13,311	3,397	25,982	6,143

Operating expenses
General & administrative expenses	37,588	31,564	70,355	108,327
Selling expenses	-	-	-	1,244
Total operating expenses	37,588	31,564	70,355	109,571

Income (loss) from operation	(24,277)	(28,167)	(44,373)	(103,428)

Other income (expenses)
Other income (expense)	12,506	89	15,135	1,582
Total other income	12,506	89	15,135	1,582

Inomce (Loss) before income taxes	(11,771)	(28,078)	(29,238)	(101,846)
Provision for income tax	-	-	-	-
Net Income (Loss)	$(11,771)	$(28,078)	$(29,238)	$(101,846)

Net Income (Loss)	(11,771)	(28,078)	(29,238)	(101,846)

Other Comprehensive Income	-	-
Comprehensive income (loss)	(11,771)	(28,078)	(29,238)	(101,846)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In		Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares	Amount	Capital		advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2018	-	$-	$1,290		$-	$25	$(24,799)	$(23,484)
Proceeds from private placement offering	1,500	2			-	-	-	2
Purchase from sole owner	-	-	(1,290)		-	-	-	(1,290)

Cumulative Foreign currency translation adjustment	-	-	-		-	-	-	-
								-
Net (Loss)	-	-	-		-	-	(101,844)	(101,844)
								-
Balance as of September 30, 2019	1,500	$2	$	_	$-	$25	$(126,643)	$(126,616)

Cumulative Foreign currency translation adjustment	-	-	-		-	(590)	-	(590)

Net (Loss)		-	-		$-	-	(13,890)	(13,890)

Balance as of December 31, 2019	1,500	$2	$-		$-	$(565)	$(140,533)	$(141,096)
Cumulative Foreign currency translation adjustment	-	-	-		-	(3,400)	-	(3,400)

Net (Loss)	-	-	-		-	-	(29,238)	(29,238)

Balance as of September 30, 2020	1,500	$2	$-		$-	$(3,965)	$(169,771)	$(173,734)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2020	2019

Operating activities
Net Loss	$(29,238)	$(101,846)

Changes in operating assets and liabilities:
Accounts receivable	(15,896)	(15,586)
Other receivable	(128)	-
Accounts payable	-	10,025
Other payable	57,046	-
Cash provided (used) in operating activities	11,784	(107,407)

Cash flow used in investing activities:
Investment in Pony HK	-	(1,274)
Cash used in investing activities	-	(1,274)

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	(23,000)	-
Advance from (repayment to) related party	(20,981)	105,503
Proceed from Issue of Common Stock	-	2
Cash provided by financing activities	(43,981)	105,505

Effects of currency translation on cash	(3,400)	(125)

Net increase (decrease) in cash	(35,597)	(3,301)
Cash at beginning of the period	44,105	10,794
Cash at end of period	$8,508	$7,493

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERID ENDED SEPTEMBER 30, 2020

NOTE 1 - ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

PONY GROUP INC, (The “Company” or “PONY”) was incorporated on Jan 7, 2019 in the state of Delaware.

On March 07, 2019, Pony Group Inc (the “Purchaser”), and Wenxian Fan, the sole owner of PONY LIMOUSINE SERVICES LIMITED, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Wenxian Fan (the “Seller”) would sell to the Purchaser, and the Purchaser will purchase from the Seller, 10,000 shares of the PONY LIMOUSINE SERVICES LIMITED, which represented 100% of the shares. On March 07, 2019, this transaction was completed.

PONY LIMOUSINE SERVICES LIMITED (“PONYHK”) is a limited liability company formed under the laws of Hong Kong on April 28, 2106, which was formed by FAN WENXIAN. Its registered office is located at FLAT/RM 01 11/f, LUCKY COMM BLDG, 103 DES VOEUX RD WEST, SHEUNG WAN, HONG KONG. The business nature of the Company is to provide cross boarder limousine services to customers. On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK

Details of the Company’s structure as of September 30, 2020 is as follow:

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

As of September 30, 2020 and December 31, 2019, accounts receivable were $15,896 and $0, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The PONY LIMOUSINE SERVICES LIMITED, 100% subsidiary of the company has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 37.02% of the revenue for the nine months ended September 30, 2020 and 97.54% for the same period 2019, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2020
Balance sheet	HK$7.75 to US$1.00	RMB 6.79 to US$1.00
Statement of operation and other comprehensive income	HK$7.76 to US$1.00	RMB 6.99 to US$1.00
December 31, 2019
Balance sheet	HK$7.79 to US$1.00	RMB 6.96 to US$1.00
September 30, 2019
Statement of operation and other comprehensive income	HK$7.84 to US$1.00	RMB 6.86 to US$1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $29,238 and $101,846 during the nine months ended September 30, 2020 and 2019, respectively.

The Company has accumulated deficit of $169,771 and $140,533 as of September 30, 2020 and December 31, 2019, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), during the nine months ended September 30, 2020, Pony HK paid $45,838 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	September 30, 2020	December 31, 2019
To Wenxian Fan	$210,837	$217,791
Total due to related parties	$210,837	$217,791

NOTE 4 - MAJOR SUPPL IERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from five suppliers which accounted for 100% of the total purchases during the nine months ended September 30, 2020: CHANGYING BUSINESS LIMITED for 52.75%, IBIS TOUR AND TRAVEL CO. for 21.41%, YAHONG BUSINESS LIMITED for 15.86%, HONG CHENG for 7.14%, and FUN TRAVEL for 2.85%.

The Company had four major customers for the nine months ended September 30, 2020: HK HENGDELI TRADING LIMITED for 12.21% of revenue, HENG TAI WINE LIMITED for 24.82% of revenue, Shenzhen Shangjia Electronic Technology., Ltd for 25.10% of revenue and Shenzhen Yinxin Enterprise Service Co., Ltd for 32.55%.

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 18, 2020, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three and six months ended September 30, 2020 Compared to September 30, 2019

Revenue

For the three months ended September 30, 2020 and 2019, revenues were $15,662 and $16,175, respectively, with a decrease of $513 over the same period in 2019. Due to the effect of COVID-19, the number of travellers between Guandong province and Hong Kong decease a lot. Thus the orders of our travel service business decrease in the three months ended September 30, 2020. The decrease was offset by the service revenue of Universe Travel Culture & Technology Ltd. (“Universe Travel”).The company provided active planning and other service for “Shenzhen Yinxin Enterprise Service Co., Ltd ” in August 2020, this part revenue was RMB 87,302 (USD12,624)..

For the nine months ended September 30, 2020 and 2019, revenues were $38,371 and $42,496, respectively, with a decrease of $4,125 over the same period in 2019.The decrease was mainly due to the effect of COVID-19. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. We expect the COVID-19 outbreak may materially affect our financial condition and results of operations going forward.

Cost of Revenue

Cost of Revenue for the three months ended September 30, 2020 and 2019 were $2,351 and $12,778, respectively, with a decrease of $10,427 over the same period in 2019. The decrease mainly due to the service orders decreases a lot, thus the cost of revenue decrease accordingly.

Cost of Revenue for the nine months ended September 30, 2020 and 2019 were $12,389 and $36,353, respectively, with a decrease of $23,964 over the same period in 2019. The decrease mainly due to the service orders decreases a lot, thus the cost of revenue decrease accordingly.

Gross Profit

Gross profits were $13,311 and $3,397 for the three months ended September 30, 2020 and 2019, respectively, an increase of $9,914 over the same period in 2019. The increase of gross profit mainly due to other service provide by the company have a higher gross margin than car services.

Gross profits were $25,982 and $6,143 for the September 30, 2020 and 2019, respectively, an increase of $19,839 over the same period in 2019. The increase of gross profit mainly due to other service provide by the company have a higher gross margin than car services.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 and 2019 were $ 37,588 and $31,564 respectively for an increase of $6,024. The increase mainly due to professional fee paid for OTC listed,

Operating expenses for the nine months ended September 30, 2020 and 2019 were $70,355 and $109,571, respectively, a decrease of $39,216 or 35.79% from the same period in 2019. The decrease mainly due to the effect of COVID-19 the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020.

Other Income (Expense)

Other income consists of interest income and exchange gain (loss) for the three months ended September 30, 2020 the net other income were $12,506 when it was net income of $89 for the same period in 2019.The change of other Income(expense) mainly due to the change of exchange rate For the nine months ended September 30, 2020 and 2019, the net other income were $15,135 and $1,582, respectively with an increase of $ 13,553. The decrease was mainly due to the change of exchange rate.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $183,798 at September 30, 2020. We had a cash balance of $8,508 and working capital deficit of $187,761 as of September 30, 2020. The Company has incurred losses of $25,798 and $28,078 for the three months ended September 2020 and 2019, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of September 30, 2020, we had enough cash to last approximately six months.

Net cash used in operating activities for the nine months ended September 30, 2020, amounted to $2,243, compared to $107,407 net cash used by operating activities for the nine months ended September 30, 2019. The decrease of net cash used in operating activities was primarily due to the effect of COVID-19. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020.

There were $0 cash used by investment activities for the nine months ended September 30 , 2020, compared to $1,274 cash used by investment for the same period 2019.

Net cash used by financing activities for the nine months ended September 30, 2020 amounted to $29,954, compared to net cash provided in financing activities of $105,505 in the same period 2019. The cash provided by financing activities was loan from related party, the shareholder of the company.

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

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

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

