Form 10-Q/A
period 2020-06-30
Pony Group Inc.
filed 2021-08-03
CIK 1784058

This amended 10-Q is being filed to restate PONY GROUP INC’S (the “Company” or “PONY”) financial statements to include the closing of its $250,000 public offering and the issuance of the Company's common shares related to such closing.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	As restated, see Note 2
Assets
Current assets
Cash and cash equivalents	$274,826	$44,105
Other receivables	152	31
Other receivables-related party	8,998	8,998
Deferred offering cost	-	48,500
Total current assets	283,976	101,634

Total assets	$283,976	$101,634

Liabilities and Equity

Current liabilities
Other payable-related party	$186,359	$217,791
Other current liability	69,727	15,941
Total current liabilities	256,086	233,732
Total liabilities	$256,086	$233,732

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 and 9,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively*	11,500	9,000
Additional paid-in capital	176,000	-
Accumulated foreign currency exchange loss	(1,942)	(565)
Accumulated deficit	(157,668)	(140,533)
Total Pony Group Inc stockholders’ equity	27,890	(132,098)
Total equity	27,890	(132,098)
Total liabilities and equity	$283,976	$101,634

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	As restated, see Note 2		As restated, see Note 2
Revenue	$13,977	$13,253	$22,709	$26,324

Cost of revenue	3,910	12,678	10,038	23,577

Gross profit	10,067	575	12,671	2,747

Operating expenses
General & administrative expenses	20,188	24,278	32,767	76,762
Selling expenses	-	-	-	1,244
Total operating expenses	20,188	24,278	32,767	78,006

Income (loss) from operation	(10,121)	(23,703)	(20,096)	(75,259)

Other income (expenses)
Other income (expense)	2,719	1,423	2,961	1,493
Total other income	2,719	1,423	2,961	1,493

Income (Loss) before income taxes	(7,402)	(22,280)	(17,135)	(73,766)
Provision for income tax	-	-	-	-
Net Income (Loss)	$(7,402)	$(22,280)	$(17,135)	$(73,766)

Net Income (Loss)	(7,402)	(22,280)	(17,135)	(73,766)

Other Comprehensive Income	-	-
Comprehensive income (loss)	(7,402)	(22,280)	(17,135)	(73,766)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In		Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital		advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2018	-	$-	$1,290		$-	$25	$(24,799)	$(23,484)
Proceeds from private placement offering	9,000,000	9,000			-	-	-	9,000
Purchase from sole owner	-	-	(1,290)		-	-	-	(1,290)

Cumulative Foreign currency translation adjustment	-	-	-		-	(55)	-	(55)
								-
Net (Loss)	-	-	-		-	-	(73,766)	(73,766)
								-
Balance as of June 30, 2019	9,000,000	$9,000	$	_	$-	$(30)	$(98,565)	$(89,595)

Cumulative Foreign currency translation adjustment	-	-	-		-	(535)	-	(535)

Net (Loss)		-	-		$-	-	(41,968)	(41,968)

Balance as of December 31, 2019	9,000,000	$9,000	$-		$-	$(565)	$(140,533)	$(132,098)
Common stock issued	2,500,000	2,500	176,000		-	-	-	178,500

Cumulative Foreign currency translation adjustment	-	-	-		-	(1,377)	-	(1,377)

Net (Loss)	-	-	-		-	-	(17,135)	(17,135)

Balance as of June 30, 2020( As restated, see Note 2)	11,500,000	$11,500	$176,000		$-	$(1,942)	$(157,668)	$27,890

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2020	2019
	As restated, see Note 2
Operating activities
Net Loss	$(17,135)	$(73,766)

Changes in operating assets and liabilities:
Other receivable	(122)	(28)
Accounts payable		8,848
Other payable	53,787	-
Cash provided (used) in operating activities	36,530	(64,946)

Cash flow used in investing activities:
Investment in Pony HK	-	(1,274)
Cash used in investing activities	-	(1,274)

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	(23,000)	-
Advance from (repayment to) related party	(31,432)	89,270
Proceed from Issue of Common Stock	250,000	2
Cash provided by financing activities	195,568	89,272

Effects of currency translation on cash	(1,377)	77

Net increase (decrease) in cash	230,721	23,129
Cash at beginning of the period	44,105	10,794
Cash at end of period	$274,826	$33,923

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

PONY LIMOUSINE SERVICES LIMITED (“PONYHK”) is a limited liability company formed under the laws of Hong Kong on April 28, 2106, which was formed by FAN WENXIAN. Its registered office is located at FLAT/RM 01 11/f, LUCKY COMM BLDG, 103 DES VOEUX RD WEST, SHEUNG WAN, HONG KONG. The business nature of the Company is to provide cross boarder limousine services to customers. On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK.

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

NOTE 1 - ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2020
Balance sheet	HK$7.75 to US $1.00	RMB 7.07 to US $1.00
Statement of operation and other comprehensive income	HK$7.76 to US $1.00	RMB 7.03 to US $1.00
December 31, 2019
Balance sheet	HK$7.79 to US $1.00	RMB 6.96 to US $1.00
June 30, 2019
Statement of operation and other comprehensive income	HK$7.84 to US $1.00	RMB 6.78 to US $1.00

NOTE 2 - RESTATEMENT AND RECLASSIFICATION

On June 20, 2021, the management of PONY GROUP INC, concluded that, because of a mistake of the accounting treatment of the stock split and the closing of the initial public offering (see Note 6) , the Company’s previously issued consolidated financial statements for the interim periods ended June 30,2020 and September 30, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company will restate its consolidated financial statements for each of the Affected Periods.

(1)	Restatement adjustments related to stock split;

(2)	Restatement adjustments related to closing of its initial public offering.

Restatement Reconciliation Tables

The effects of the reclassifications and restatement for the errors on the consolidated balance sheets, consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows are as follows:

Consolidated Balance Sheet

		As of June 30, 2020
		As previously reported	Restatement adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	(2)	$24,494	$250,332	$274,826
Other receivables		152	-	152
Other receivables-related party	(1)	-	8,998	8,998
Deferred offering cost	(2)	71,500	(71,500)	-
Total current assets		96,146	187,830	283,976

Total assets		$96,146	$187,830	$283,976

Liabilities and Equity

Current liabilities
Other payable-related party		$186,359	$-	$186,359
Other current liability		69,727	-	69,727
Total current liabilities		256,086	-	256,086
Total liabilities		$256,086	$-	$256,086

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 and 9,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively*	(1) (2)	2	11,498	11,500
Additional paid-in capital	(2)	-	176,000	176,000
Accumulated foreign currency exchange loss		(1,942)	-	(1,942)
Accumulated deficit	(2)	(158,500)	832	(157,668)
Total Pony Group Inc stockholders’ equity		(159,940)	187,830	27,890
Total equity		(159,940)	187,830	27,890
Total liabilities and equity		$96,146	$187,830	$283,976

NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

Consolidated Statement of Comprehensive Income

		For The Three Months Ended June 30, 2020
		As previously reported	Restatement adjustments	As Restated

Revenue		$13,977	$-	$13,977

Cost of revenue		3,910	-	3,910

Gross profit		10,067	-	10,067

Operating expenses
General & administrative expenses		20,188	-	20,188
Selling expenses		-	-	-
Total operating expenses		20,188	-	20,188

Income (loss) from operation		(10,121)	-	(10,121)

Other income (expenses)
Other income (expense)	(2)	2,387	332	2,719
Total other income		2,387	332	2,719

income (Loss) before income taxes		(7,734)	332	(7,402)
Provision for income tax		-	-	-
Net Income (Loss)		$(7,734)	$332	$(7,402)

Net Income (Loss)		(7,734)	332	(7,402)

Other Comprehensive Income		-	-	-
Comprehensive income (loss)		(7,734)	332	(7,402)

NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

Consolidated Statement of Comprehensive Income

		For The Six Months Ended June 30, 2020
		As previously reported	Restatement adjustments	As Restated

Revenue		$22,709	$-	$22,709

Cost of revenue		10,038	-	10,038

Gross profit		12,671	-	12,671

Operating expenses
General & administrative expenses		32,767	-	32,767
Selling expenses		-	-	-
Total operating expenses		32,767	-	32,767

Income (loss) from operation		(20,096)	-	(20,096)

Other income (expenses)
Other income (expense)	(2)	2,629	332	2,961
Total other income		2,629	332	2,961

Income (Loss) before income taxes		(17,467)	332	(17,135)
Provision for income tax		-		-
Net Income (Loss)		$(17,467)	$332	$(17,135)

Net Income (Loss)		(17,467)	332	(17,135)

Other Comprehensive Income		-	-
Comprehensive income (loss)		(17,467)	332	(17,135)

NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

Consolidated Statement of Cash Flows

		For The Six Months Ended June 30, 2020
		As previously reported	Restatement adjustments	As Restated

Operating activities
Net Loss	(2)	$(17,467)	$332	$(17,135)

Changes in operating assets and liabilities:
Other receivable		(121)	-	(121)
Accounts payable
Other payable		53,786	-	53,786
Cash provided (used) in operating activities		36,198	332	36,530

Cash flow used in investing activities:
Investment in Pony HK		-	-	-
Cash used in investing activities		-	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost		(23,000)	-	(23,000)
Advance from (repayment to) related party		(31,432)	-	(31,432)
Proceed from Issue of Common Stock	(2)	-	250,000	250,000
Cash provided by financing activities		(54,432)	250,000	195,568

Effects of currency translation on cash		(1,377)	-	(1,377)

Net increase (decrease) in cash		(19,611)	250,332	230,721
Cash at beginning of the period		44,105	-	44,105
Cash at end of period		$24,494	$250,332	$274,826

NOTE 3 - GOING CONCERN

The Company had operating losses of $17,135 and $73,766 during the six months ended June 30, 2020 and 2019, respectively.

The Company has accumulated deficit of $157,668 and $140,533 as of June 30, 2020 and December 31, 2019, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), during the six months ended June 30, 2020, Pony HK paid $26,988 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,898 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	June 30, 2020	December 31, 2019
Receivable from shareholders	$8,898	$8,898
Total due from related parties	$8,898	$8,898

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	June 30, 2020	December 31, 2019
To Wenxian Fan	$186,359	$217,791
Total due to related parties	$186,359	$217,791

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

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

NOTE 6 - COMMON STOCK

On May 23, 2019, PONY GROUP INC sold 1,500 shares of common stock to the following shareholders. On May 24, 2019, these transactions were completed, the consideration received are deposited into the company’s bank account. On June 1, 2020, the company declared a 6,000 to 1 forward stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders and the number of shares held after the stock dividend are as follows:

Name	Shares	Consideration
Pony Group Ltd.	5,580,000	5,580
Aller Bonvoyage Inc	360,000	360
Capital Club Holding Limited	360,000	360
KERUIDA Investment Limited	900,000	900
Synionm Investments Limited	900,000	900
Wisdom travel service investments Limited	900,000	900

In June 2020, the Company announced the closing of its initial public offering of 2,500,000 ordinary shares at a public offering price of $0.1 per share, for total gross proceeds of approximately $250,000 before deducting underwriting discounts, commissions and other related expenses.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 22, 2021, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

For the six months ended June 30, 2020 and 2019, revenues were $ 22,709 and $ 26,324, respectively, with a decrease of $3,615 over the same period in 2019.The decrease is mainly due to the effect of COVID-19. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. We expect the COVID-19 outbreak may materially affect our financial condition and results of operations going forward.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2020 and 2019 were $3,910 and $12,678, respectively, with an decrease of $8,768 over the same period in 2019. The decrease mainly due to the service orders decreases a lot, thus the cost of revenue decrease accordingly.

Cost of Revenue for the six months ended June 30, 2020 and 2019 were $10,038 and $23,577, respectively, with an decrease of $13,539 over the same period in 2019. The decrease mainly due to the service orders decreases a lot, thus the cost of revenue decrease accordingly.

Gross Profit

Gross profits were $10,067 and $575 for the three months ended June 30, 2020 and 2019, respectively, an increase of $9,492 over the same period in 2019. The gross profit margin as a percentage of sales for the three months ending June 30, 2020 and 2019 was 72.03% and 4.34% respectively.

Gross profits were $12,671 and $2,747 for the six months ended June 30, 2020 and 2019, respectively, an increase of $9,924 over the same period in 2019. The gross profit margin as a percentage of sales for the six months ending June 30, 2019 and 2018 was 55.80% and 10.44%, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 and 2019 were $20,188 and $24,278 respectively for a decrease of $4,090. The decrease mainly due to the effect of COVID-19, the company discuss with employees to decrease the salary and other expenses temporary. The management expects the operating expenses will increase to ordinary level in the future.

Operating expenses for the six months ended June 30, 2020 and 2019 were $32,767 and $78,006, respectively, an decrease of $45,239 or 57.99% from the same period in 2019. The decrease mainly due to the effect of COVID-19 the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020.

Other Income

Other income consists of interest income and exchange gain (loss) for the three months ended June 30, 2020 and 2019, the net other income were $2,719 and $1,423, respectively with an increase of $1,296. The increase was mainly due to the change of exchange rate. For the six months ended June 30, 2020 and 2019, the net other income (expenses) were $2,961 and $1,493, respectively with an increase of $1,468. The increase was mainly due to the change of exchange rate.

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

As of the date of this prospectus, the Hong Kong government has reported cases of COVID-19 in the region, has upgraded its response level to emergency, its highest response level, and is taking other steps to manage the outbreak. On February 8, 2020, the Hong Kong government began enforcing a compulsory 14-day quarantine for anyone, regardless of nationality, arriving in Hong Kong who has visited mainland China within a 14-day period. This quarantine does not apply to individuals transiting Hong Kong International Airport and certain exempted groups such as flight crews. However, health screening measures are in place at all of Hong Kong’s borders and the Hong Kong authorities will quarantine individual travelers, including passengers transiting the Hong Kong International Airport, if the Hong Kong authorities determine the traveler to be a health risk. On January 30, 2020, the Hong Kong government closed certain transportation links and border checkpoints connecting Hong Kong with mainland China (all located in Guangdong Province) until further notice, and on February 3, 2020 suspended ferry services from Macau (which has border checkpoints connecting Macau with Guangdong Province).

The effects of the COVID-19 pandemic, including the travel restrictions described above, have resulted in a dramatic reduction in the number of people travelling from Guangdong Province to Hong Kong and a similar reduction in the number of our customers and have, severely impacted our operating results during the first quarter of 2020. For example, compared to the first quarter of 2019, the first quarter of 2020’s revenue, cost of revenue and operating expenses decreased by 33.2%, 43.8% and 76.6%, respectively, and gross profit and other income increased by 19.9% and 240.8%, respectively. We believe the decreases, including the decrease in cost of revenue, are primarily attributable to the fact that we ceased car services for individual and group travelers between Guangdong Province and Hong Kong in the first quarter of 2020, resulting in a decrease of customers. In the same period, we started to provide express, small-package delivery services for customers in the same region in cities including Shenzhen, Guangzhou, Zhuhai and Zhongshan, which brought in an estimated $8,700 of revenue. We expect that after our offices reopened on February 11, 2020 and as the travel restrictions started to ease, our business will gradually return to normal levels, although we are unable to predict as of the date of this prospectus the speed of the recovery.

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

PONY GROUP INC.

Date: August 3, 2021	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)