Form 10-Q/A
period 2020-09-30
Pony Group Inc.
filed 2021-08-03
CIK 1784058

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

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	As restated, see Note 2
Assets
Current assets
Cash and cash equivalents	$258,840	$44,105
Accounts receivables	15,896	-
Other receivables	159	31
Other receivables-related party	8,998	8,998
Deferred offering cost	-	48,500
Total current assets	283,893	101,634

Total assets	$283,893	$101,634

Liabilities and Equity

Current liabilities
Other payable-related party	$210,837	$217,791
Other current liability	72,987	15,941
Total current liabilities	283,824	233,732
Total liabilities	$283,824	$233,732

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 and 9,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively*	11,500	9,000
Additional paid-in capital	176,000	-
Accumulated foreign currency exchange loss	(3,965)	(565)
Accumulated deficit	(183,466)	(140,533)
Total Pony Group Inc stockholders’ equity	69	(132,098)
Total equity	69	(132,098)
Total liabilities and equity	$283,893	$101,634

* The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	As restated, see Note 2		As restated, see Note 2
Revenue	$15,662	$16,175	$38,371	$42,496

Cost of revenue	2,351	12,778	12,389	36,353

Gross profit	13,311	3,397	25,982	6,143

Operating expenses
General & administrative expenses	37,588	31,564	70,355	108,327
Selling expenses	-	-	-	1,244
Total operating expenses	37,588	31,564	70,355	109,571

Income (loss) from operation	(24,277)	(28,167)	(44,373)	(103,428)

Other income (expenses)
Other income (expense)	(1,521)	89	1,440	1,582
Total other income	(1,521)	89	1,440	1,582

Income (Loss) before income taxes	(25,798)	(28,078)	(42,933)	(101,846)
Provision for income tax	-	-	-	-
Net Income (Loss)	$(25,798)	$(28,078)	$(42,933)	$(101,846)

Net Income (Loss)	(25,798)	(28,078)	(42,933)	(101,846)

Other Comprehensive Income	-	-	-	-
Comprehensive income (loss)	(25,798)	(28,078)	(42,933)	(101,846)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In		Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares	Amount	Capital		advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2018	-	$-	$1,290		$-	$25	$(24,799)	$(23,484)
Proceeds from private placement offering	9,000,000	9,000			-	-	-	9,000
Purchase from sole owner	-	-	(1,290)		-	-	-	(1,290)

Cumulative Foreign currency translation adjustment	-	-	-		-	-	-	-
								-
Net (Loss)	-	-	-		-	-	(101,844)	(101,844)
								-
Balance as of September 30, 2019	9,000,000	9,000	$	_	$-	$25	$(126,643)	$(117,618)

Cumulative Foreign currency translation adjustment	-	-	-		-	(590)	-	(590)

Net (Loss)	-	-	-		$-	-	(13,890)	(13,890)

Balance as of December 31, 2019	9,000,000	9,000	$-		$-	$(565)	$(140,533)	$(132,098)

Common stock issued	2,500,000	2,500	176,000		-	-	-	178,500

Cumulative Foreign currency translation adjustment	-	-	-		-	(3,400)	-	(3,400)

Net (Loss)	-	-	-		-	-	(42,933)	(42,933)

Balance as of September 30, 2020 (As restated, see Note 2)	11,500,000	$11,500	$176,000		$-	$(3,965)	$(183,466)	$69

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2020	2019
	As restated, see Note 2
Operating activities
Net Loss	$(42,933)	$(101,846)

Changes in operating assets and liabilities:
Accounts receivable	(15,896)	(15,586)
Other receivable	(128)	-
Accounts payable	-	10,025
Other payable	57,046	-
Cash provided (used) in operating activities	(1,911)	(107,407)

Cash flow used in investing activities:
Investment in Pony HK	-	(1,274)
Cash used in investing activities	-	(1,274)

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	(23,000)	-
Advance from (repayment to) related party	(6,954)	105,503
Proceed from Issue of Common Stock	250,000	2
Cash provided by financing activities	220,046	105,505

Effects of currency translation on cash	(3,400)	(125)

Net increase (decrease) in cash	214,735	(3,301)
Cash at beginning of the period	44,105	10,794
Cash at end of period	$258,840	$7,493

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

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

PONY LIMOUSINE SERVICES LIMITED (“PONYHK”) is a limited liability company formed under the laws of Hong Kong on April 28, 2016, which was formed by FAN WENXIAN. Its registered office is located at FLAT/RM 01 11/f, LUCKY COMM BLDG, 103 DES VOEUX RD WEST, SHEUNG WAN, HONG KONG. The business nature of the Company is to provide cross boarder limousine services to customers. On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2020
Balance sheet	HK$7.75 to US $1.00	RMB 6.79 to US $1.00
Statement of operation and other comprehensive income	HK$7.76 to US $1.00	RMB 6.99 to US $1.00
December 31, 2019
Balance sheet	HK$7.79 to US $1.00	RMB 6.96 to US $1.00
September 30, 2019
Statement of operation and other comprehensive income	HK$7.84 to US $1.00	RMB 6.86 to US $1.00

NOTE 2 - RESTATEMENT AND RECLASSIFICATION

On June 20, 2021, the management of PONY GROUP INC, concluded that, because of a mistake of the accounting treatment of the stock split and the closing of the initial public offering (see Note 6), the Company’s previously issued consolidated financial statements for the interim periods ended June 30 and September 30, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company will restate its consolidated financial statements for each of the Affected Periods.

(1)	Restatement adjustments related to stock split;

(2)	Restatement adjustments related to closing of its initial public offering.

NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

Restatement Reconciliation Tables

The effects of the reclassifications and restatement for the errors on the consolidated balance sheets, consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows are as follows:

Consolidated Balance Sheet

		As of September 30, 2020
		As previously reported	Restatement adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	(2)	$8,508	$250,332	$258,840
Accounts receivables		15,896	-	15,896
Other receivables		159	-	159
Other receivables-related party	(1)	-	8,998	8,998
Deferred offering cost	(2)	71,500	(71,500)	-
Total current assets		96,063	187,830	283,893

Total assets		$96,063	$187,830	$283,893

Liabilities and Equity

Current liabilities
Other payable-related party	(2)	$196,810	$14,027	$210,837
Other current liability		72,987	-	72,987
Total current liabilities		269,797	14,027	283,824
Total liabilities		$269,797	$14,027	$283,824

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 and 9,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively*	(1) (2)	2	11,498	11,500
Additional paid-in capital	(2)	-	176,000	176,000
Accumulated foreign currency exchange loss		(3,965)	-	(3,965)
Accumulated deficit	(2)	(169,771)	(13,695)	(183,466)
Total Pony Group Inc stockholders’ equity		(173,734)	173,803	69
Total equity		(173,734)	173,803	69
Total liabilities and equity		$96,063	$187,830	$283,893

NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

Consolidated Statement of Comprehensive Income

		For The Three Months Ended September 30, 2020
		As previously reported	Restatement adjustments	As Restated

Revenue		$15,662	$-	$15,662

Cost of revenue		2,351	-	2,351

Gross profit		13,311	-	13,311

Operating expenses
General & administrative expenses		37,588	-	37,588
Selling expenses		-	-	-
Total operating expenses		37,588	-	37,588

Income (loss) from operation		(24,277)	-	(24,277)

Other income (expenses)
Other income (expense)	(2)	12,506	(14,027)	(1,521)
Total other income		12,506	(14,027)	(1,521)

Income (Loss) before income taxes		(11,771)	(14,027)	(25,798)
Provision for income tax		-		-
Net Income (Loss)	(2)	$(11,771)	$(14,027)	$(25,798)

Net Income (Loss)		(11,771)	(14,027)	(25,798)

Other Comprehensive Income		-	-	-
Comprehensive income (loss)		(11,771)	(14,027)	(25,798)

NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

Consolidated Statement of Comprehensive Income

		For The Nine Months Ended September 30, 2020
		As previously reported	Restatement adjustments	As Restated

Revenue		$38,371	$-	$38,371

Cost of revenue		12,389	-	12,389

Gross profit		25,982	-	25,982

Operating expenses
General & administrative expenses		70,355	-	70,355
Selling expenses		-	-	-
Total operating expenses		70,355	-	70,355

Income (loss) from operation		(44,373)	-	(44,373)

Other income (expenses)
Other income (expense)	(2)	15,135	(13,695)	1,440
Total other income		15,135	(13,695)	1,440

Income (Loss) before income taxes		(29,238)	(13,695)	(42,933)
Provision for income tax		-	-	-
Net Income (Loss)		$(29,238)	$(13,695)	$(42,933)

Net Income (Loss)		(29,238)	(13,695)	(42,933)

Other Comprehensive Income		-	-
Comprehensive income (loss)		(29,238)	(13,695)	(42,933)

NOTE 2 - RESTATEMENT AND RECLASSIFICATION (CONTINUED)

Consolidated Statement of Cash Flows

		For The Nine Months Ended September 30, 2020
		As previously reported	Restatement adjustments	As Restated

Operating activities
Net Loss	(2)	$(29,238)	$(13,695)	$(42,933)

Changes in operating assets and liabilities:
Accounts receivable		(15,896)	-	(15,896)
Other receivable		(128)	-	(128)
Accounts payable
Other payable		57,046	-	57,046
Cash provided (used) in operating activities		11,784	(13,695)	(1,911)

Cash flow used in investing activities:
Investment in Pony HK		-	-	-
Cash used in investing activities		-	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost		(23,000)	-	(23,000)
Advance from (repayment to) related party	(1)	(20,981)	14,027	(6,954)
Proceed from Issue of Common Stock	(2)	-	250,000	250,000
Cash provided by financing activities		(43,981)	264,027	220,046

Effects of currency translation on cash		(3,400)	-	(3,400)

Net increase (decrease) in cash		(35,597)	250,332	214,735
Cash at beginning of the period		44,105	-	44,105
Cash at end of period		$8,508	$250,332	$258,840

NOTE 3 - GOING CONCERN

The Company had operating losses of $42,933 and $101,846 during the nine months ended September 30, 2020 and 2019, respectively.

The Company has accumulated deficit of $183,466 and $140,533 as of September 30, 2020 and December 31, 2019, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Amount of receivable from shareholders due to the company based on a 6,000 to 1 forward stock split. After the stock split, the par value of the commons stock was $0.001 per share. The shareholders should pay the consideration of $8,898 to the company. For the company to use a retroactive basis to present the nominal shares, the consideration and receivable from shareholders also should be represented.

	September 30, 2020	December 31, 2019
Receivable from shareholders	$8,898	$8,898
Total due from related parties	$8,898	$8,898

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	September 30, 2020	December 31, 2019
To Wenxian Fan	$210,837	$217,791
Total due to related parties	$210,837	$217,791

NOTE 5 - MAJOR SUPPL IERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from five suppliers which accounted for 100% of the total purchases during the nine months ended September 30, 2020: CHANGYING BUSINESS LIMITED for 52.75%,IBIS TOUR AND TRAVEL CO. for 21.41%, YAHONG BUSINESS LIMITED for 15.86%, HONG CHENG for 7.14%, and FUN TRAVEL for 2.85%.

The Company had four major customers for the nine months ended September 30, 2020: HK HENGDELI TRADING LIMITED for 12.21% of revenue, HENG TAI WINE LIMITED for 24.82% of revenue ,Shenzhen Shangjia Electronic Technology., Ltd for 25.10% of revenue and Shenzhen Yinxin Enterprise Service Co., Ltd for 32.55%.

NOTE 6 - COMMON STOCK

On May 23, 2019, PONY GROUP INC sold 1,500 shares of common stock to the following shareholders. On May 24, 2019, these transactions were completed, the consideration received are deposited into the company’s bank account. On June 1, 2020, the company declared a 6,000 to 1 forward stock split. After the stock split, the par value of the commons stock was $0.001 per share. The shareholders and the number of shares held after the stock dividend are as following:

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

Results of Operations

For the three and six months ended September 30, 2020 Compared to September 30, 2019

Revenue

For the three months ended September 30, 2020 and 2019, revenues were $15,662 and $16,175, respectively, with a decrease of $513 over the same period in 2019. Due to the effect of COVID-19, the number of travelers between Guandong province and Hong Kong decease a lot. Thus the orders of our travel service business decrease in the three months ended September 30, 2020. The decrease was offset by the service revenue of Universe Travel Culture & Technology Ltd. (“Universe Travel”).The company provided active planning and other service for “Shenzhen Yinxin Enterprise Service Co., Ltd ” in August 2020, this part revenue was RMB 87,302 (USD12,624).

For the nine months ended September 30, 2020 and 2019, revenues were $38,371 and $42,496, respectively, with an decrease of $4,125 over the same period in 2019.The decrease was mainly due to the effect of COVID-19. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. We expect the COVID-19 outbreak may materially affect our financial condition and results of operations going forward.

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

Other Income (Expense)

Other income consists of interest income and exchange gain (loss) for the three months ended September 30, 2020 the net other expense were $1,521 when it was net income of $89 for the same period in 2019.The change of other Income (expense) mainly due to the change of exchange rate For the nine months ended September 30, 2020 and 2019, the net other income were $1,440 and $1,582, respectively with a decrease of $142. The decrease was mainly due to the change of exchange rate.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $183,466 at September 30, 2020. We had a cash balance of $258,840 and working capital deficit of $69 as of September 30, 2020. The Company has incurred losses of $25,798 and $28,078 for the three months ended September 2020 and 2019, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of September 30, 2020, we had enough cash to last approximately six months.

Net cash used in operating activities for the nine months ended September 30, 2020, amounted to $1,911, compared to $107,407 net cash used by operating activities for the nine months ended September 30, 2019. The decrease of net cash used in operating activities was primarily due to the effect of COVID-19. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020.

There were $0 cash used by investment activities for the nine months ended September 30, 2020, compared to $1,274 cash used by investment for the same period 2019.

Net cash provided by financing activities for the nine months ended September 30, 2020 amounted to $220,046, compared to net cash provided by financing activities of $105,505 in the same period 2019. The cash provided by financing activities was loan from related party, the shareholder of the company. In June 2020, we completed the initial public offering and received proceeds of $250,000 before deducting underwriting discounts, commissions and other related expenses.

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