Form 10-K
period 2020-12-31
Pony Group Inc.
filed 2021-08-03
CIK 1784058

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: [  ]

PONY GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3532241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Engineer Experiment Building, A202 7 Gaoxin South Avenue, Nanshan District Shenzhen, Guangdong Province People’s Republic of China	518000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: +86 0755 86665622

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2020, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1980): None

PONY GROUP INC.

i

Unless otherwise stated in this Annual Report on Form 10-K (“Report”), references to:

●	“China” or the “PRC” refers to the People's Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;

●	“RMB” and “Renminbi” refer to the legal currency of China;

●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;

●	“Pony,” “we,” “us,” “our company” and “our” refer to Pony Group Inc., its subsidiaries.

●	“PonyHK” refer to Pony Limousine Services Limited., our wholly owned subsidiary in Hong Kong; and

●	“Universe Travel” refers to Universe Travel Culture & Technology Ltd., a wholly-owned PRC subsidiary of Pony HK.

We use U.S. dollars as reporting currency in our financial statements and in this Report. Monetary assets and liabilities denominated in Renminbi are translated into U.S. dollars at the rates of exchange as of the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. In other parts of this Report, any Renminbi denominated amounts are accompanied by translations. We make no representation that the Renminbi or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. The PRC government restricts or prohibits the conversion of Renminbi into foreign currency and foreign currency into Renminbi for certain types of transactions.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	the expected growth and heavy regulation of the credit industry, and marketplace lending in particular, in China;

●	the growth in China of disposable household income and the availability and cost of credit available to finance car purchases;

●	the growth of China's ride-hailing, automobile financing and leasing industries;

●	taxes and other incentives or disincentives related to car purchases and ownership;

●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;

●	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectations regarding our customer base;

●	our plans to invest in our automobile transaction and related services business;

●	our relationships with our business partners;

●	competition in our industries;

●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and

●	relevant government policies and regulations relating to our industries.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated or over which we may not have any control. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those that are expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this report and our other periodic reports filed by us with the SEC. Should one or more of these risks or unanticipated risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in our periodic reports are not exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1. Business

Overview

Pony Group Inc., (The “Company” or “Pony”) was incorporated on January 7, 2019 in the state of Delaware.

Our Corporate History

On March 7, 2019, Pony Group Inc (the “Purchaser”), and Wenxian Fan, the sole owner of Pony Limousine Services Limited, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Wenxian Fan (the “Seller”) would sell to the Purchaser, and the Purchaser will purchase from the Seller, 10,000 shares of the Pony Limousine Services Limited (“PonyHK”), which represented 100% of the shares. On March 07, 2019, this transaction was completed.

Pony Limousine Services Limited is a limited liability company formed under the laws of Hong Kong on April 28, 2016, which was formed by Wenxian Fan. Its registered office is located at Flat/Rm 01 11/F, Lucky Comm Bldg, 103 Des Voeux Rd West, Sheung Wan, Hong Kong. On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK.

Our Corporate Structure

The following diagram illustrates our corporate structure, including our subsidiaries as of the date of this Report:

Our Services

The business nature of the Company is to provide carpooling, airport pick-up and drop-off, and personal drivers services for travelers between Guangdong Province and Hong Kong.

We offer our customers seamless, customized and on-demand access to a variety of transportation options. Currently, most of our customers are entities such as business companies, travel agencies or societal associations. To be as flexible and convenience as possible to our customers, we take orders from customers any time through WeChat, Tencent QQ, email and phone call, upon which we obtain a quote from our car fleet companies and forward it to the customer. Once the order is confirmed, the accepted car fleet company will perform the service by sending a driver to pick up the customer at the scheduled time. We charge the car fleet company a 5-15% service fee on each completed order. We completed 400 orders in 2017 and 460 in 2018 and generated $2,805 and $3,229 in 2017 and 2018, respectively.

Sales and Marketing

We market our services to users directly through word-of-mouth referrals, brand advertising. We plan to attract consumers and promote offerings on our “Let’s Go” application through sponsored events, social networking sites including Facebook, Twitter and Instagram and other similar initiatives.

Seasonality

Our current operations experience seasonality. We see high demands of our services during the golden weeks in China which was intended to help expand the domestic tourism market. Our business slows down during February to April.

Intellectual Property

We currently do not have any intellectual property. In July 2019, we started the process of registering our trademark with the Trade Marks Registry in Hong Kong.

Competition

Competition in the car service industry is intense and evolving. Our primary competitors are Shenzhen Anxun Automobile Rental Co., Ltd, The Motor Transport Company of Guangdong and Hong Kong Limited and China Comfort (Shenzhen) Travel Services Co. Ltd. We believe the primary competitive factors in our markets include pricing, user experience, brand, technological innovation, safety and reliability. We believe we compete favorably across these factors. We are strategically positioned in the Guangdong-Hong Kong market where the demand for traveling between these two places is high. However, many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. For additional information about the risks to our business related to competition, see the section titled “Risk Factors— We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.”

Employees

As of the date of this Report, we have a total of 3 full-time employees and 1 part-time employee working for customer services. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Technology & Product Development	2
Human Resource & Administration	1
Customer Services	1
Total	4

Facilities

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,412). The lease for this facility expires on February 28, 2022. We believe the rented space is sufficient for our current operations. We believe our facilities are sufficient for our current needs.

Insurance

We currently do not have any insurance coverage other than participation in various government statutory social security plans, including a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund.

Legal Proceedings

From time to time, we may in the future become a party to various legal or administrative proceedings arising in the ordinary course of our business, including actions with respect to intellectual property infringement, violation of third-party licenses or other rights, breach of contract and labor and employment claims. We are currently not a party to, and we are not aware of any threat of, any legal or administrative proceedings that, in the opinion of our management, are likely to have any material and adverse effect on our business, financial condition, cash-flow or results of operations.

Regulations

This section sets forth a summary of the most significant laws, rules and regulations that affect our business and operations in China. We provide our service through third-party transportation companies and do not own the vehicle ourselves for their operations, therefore we believe we do not need the qualifications related to vehicle transportation operations.

Regulations Relating to Foreign Investment

The Guidance Catalog of Industries for Foreign Investment

Investment activities in the PRC by foreign investors shall comply with the Guidance Catalog of Industries for Foreign Investment, or the Catalog, which was promulgated and is amended continuously by MOFCOM, and the National Development and Reform Commission, or NDRC. According to the Catalog, industries are classified as three categories: encouraged foreign invested industries, restricted foreign invested industries and prohibited foreign invested industries. Any industry not listed in the Catalog or any encouraged foreign invested industry listed in the Catalog is a permitted industry. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. Foreign investors are not allowed to invest in industries within the prohibited category. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations.

In June 2018, the MOFCOM and the NDRC promulgated the Special Administrative Measures for the Access of Foreign Investment (Negative List), or the Negative List (2018), effective in July 2018. The Negative List (2018) expands the scope of permitted industries by foreign investment by reducing the number of industries that fall within the Negative List (2018) where restrictions on the shareholding percentage or requirements on the composition of board or senior management still exists. In June 2019, the MOFCOM and the NDRC promulgated the Special Administrative Measures for the Access of Foreign Investment (Negative List) (2019 Edition), or the Negative List (2019) to replace the Negative List (2018), effective in July 2019. The Negative List (2019) has reduced 8 special management measures in the Negative List (2018). We believe that our current business is to provide travel services and therefore falls in neither the Negative List (2018) nor the Negative List (2019).

Foreign Investment Law

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which will become effective on January 1, 2020 and replace three existing laws on foreign investments in China, namely, the Sino-Foreign Equity Joint Venture Enterprise Law and the Foreign Owned Enterprise Law, together with their implementations and ancillary regulations to become the legal foundation for foreign investment in the PRC.

According to the Foreign Investment Law, the State Council will publish or approve to publish a catalogue for special administrative measures, or the “negative list.” The Foreign Investment Law grants national treatment to foreign invested entities, except for those foreign invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list.” Because the “negative list” has yet to be published, it is unclear whether it will differ from the current Negative List. The Foreign Investment Law provides that foreign invested entities operating in foreign restricted or prohibited industries will require market entry clearance and other approvals from relevant PRC governmental authorities. Furthermore, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

Interim Administrative Measures for the Record-filing of the Incorporation and Change of Foreign-invested Enterprises

On September 3, 2016, the Standing Committee of the National People’s Congress promulgated the Order of the Standing Committee of the National People’s Congress on Amending Four Laws Including the Law of the People’s Republic of China on Wholly Foreign-owned Enterprises (the “Order”), which provides record-filing in lieu of administrative approval for the establishments and alterations of foreign invested enterprises (the “FIEs”) not subject to special administrative measures. In order to provide more guidance for foreign-invested Enterprises, the MOFCOM issued the Interim Administrative Measures for the Record-filing for the Establishment and Alteration of Foreign-invested Enterprises (the “Interim Measure”) on October 8, 2016 (Revised in July 30, 2017 and June 29, 2018), or the Measures. The Measures provided detail instructions for foreign-invested enterprise to carry out record filing in terms of the change of the enterprise in China.

The M&A Rules

The Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, was jointly promulgated by MOFCOM, China Securities Regulatory Commission, or CSRC, the State-owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration of Industry and Commerce and State Administration of Foreign Exchange, or SAFE, on August 8, 2006 and became effective as of September 8, 2006, and were later amended on June 22, 2009. This M&A Rules governs among other things, the purchase and subscription by foreign investors of equity interests in a domestic enterprise, and the purchase and operation by foreign investors of the assets and business of a domestic enterprise. An offshore special purpose vehicle, or SPV, is defined under the M&A Rules as an offshore entity directly or indirectly controlled by Chinese individuals or enterprises for the purpose of an overseas listing, and the main assets of which are the rights and interests in affiliated domestic enterprises. Under the M&A Rules, if a SPV intends to merge with or acquire any domestic enterprise affiliated from the Chinese individuals or enterprises that control the SPV, such proposed merger for approval. The M&A Rules also require that a SPV shall obtain an approval from the CSRC prior to the listing and trading of its securities on an overseas stock exchange.

Regulations Relating to Intellectual Property Rights

Software Copyright

The Copyright Law of the PRC, promulgated in 1990 and amended it in 2001 and 2010, and the Regulations on Computer Software Protection, promulgated by the State Council of the PRC on December 20, 2001 and revised on January 8, 2011 and January 1, 2013, provide protection to the rights and interests of computer software copyright holders. Pursuant to the Regulations on Computer Software Protection, software developed by PRC citizens, legal entities or other organizations is automatically protected immediately after its development, regardless of whether the software was published. A software copyright owner may register with the designated registration authorities and obtain a registration certificate, which serves as preliminary proof of ownership of the copyright and other registered matters. The operational procedures for the registration of software copyright and the registration of software copyright license and transfer agreements are set forth in the Measures on Computer Software Copyright Registration promulgated by the National Copyright Administration on February 20, 2002.

Patents

The NPCSC adopted the Patent Law of the PRC in 1984 and amended it in 1992, 2000 and 2008, respectively. A patentable invention, utility model or design must meet three conditions: novelty, inventiveness and practical applicability. Patents cannot be granted for scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Intellectual Property Office is responsible for receiving, examining and approving patent applications. A patent is valid for a twenty-year term for an invention and a ten-year term for a utility model or design, starting from the application date. Except under certain specific circumstances provided by law, any third party user must obtain consent or a proper license from the patent owner to use the patent, otherwise the use will constitute an infringement of the rights of the patent holder.

Domain Name

On November 5, 2004, the MIIT promulgated the Measures for Administration of Domain Names for the Chinese Internet, or the Domain Name Measures. According to the Domain Name Measures, “domain name” shall refer to the character identifier for identifying and locating the hierarchical structure of a computer on the Internet, which corresponds to the Internet protocol (IP) address of the computer concerned. A domain name registration service shall observe the principle of “first apply, first register”. Where the domain name is completed, the applicant for the domain name registration shall be the holder of the domain name.

Trademark

The PRC Trademark Law, adopted in 1982 and revised in 2001 and 2013, respectively, with its implementation rules adopted in 2002 and revised in 2014, protects registered trademarks. The Trademark Office handles trademark registrations and grants a protection term of ten years to registered trademarks.

Regulations on Foreign Exchange

Foreign Exchange Settlement

The Circular of the State Administration of Foreign Exchange on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, which was promulgated by the SAFE on March 30, 2015 and became effective as of June 1, 2015, adopts the approach of discretional foreign exchange settlement, under which the foreign exchange capital in the capital account of a foreign-invested enterprise for which the foreign-invested enterprise has obtained confirmation by the local SAFE branches regarding the rights and interests of monetary contribution (or the book-entry registration of monetary contribution by the banks) can be settled at the banks based on the actual operation needs of such foreign-invested enterprise. The capital in Renminbi obtained by the foreign-invested enterprise from the discretionary settlement of foreign exchange capital shall be managed under the account pending for foreign exchange settlement payment. The proportion of discretionary settlement of foreign exchange capital is temporarily determined as 100%, subject to the adjustment of the SAFE.

Regulations Relating to Foreign Exchange Registration of Overseas Investment by PRC Residents

SAFE Circular 37 promulgated by the SAFE in July 2014, requires PRC residents or entities to register with the SAFE or its local branch their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of its basic information (including change of such PRC citizens or residents, name and operation term, and etc.) increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions, etc.

SAFE further enacted the Notice of the SAFE on Further Simplifying and Improving the Foreign Exchange Management Policies for Direct Investment, or the SAFE Notice 13, on February 13, 2015, which allows PRC residents or entities to register with qualified banks their establishment or control of an offshore entity established for the purpose of overseas investment or financing. However, remedial registration applications made by PRC residents that previously failed to comply with the SAFE Circular 37 will continue to fall under the jurisdiction of the relevant local branch of the SAFE. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from distributing profits to the offshore parent and from carrying out subsequent cross-border foreign exchange activities. Further, the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary.

Regulations Relating to Dividend Distribution

The principal laws and regulations regulating the distribution of dividends by FIEs in the PRC include the Company Law of the PRC, as amended in 1999, 2004, 2005, 2013 and 2018, the Wholly Foreign-owned Enterprise Law of the PRC promulgated in 1986 and last amended in 2016 and its implementation regulations promulgated in 1990 and subsequently amended in 2001 and 2014, the Equity Joint Venture Law of the PRC promulgated in 1979 and last amended in 2016 and its implementation regulations promulgated in 1983 and last amended in 2014, and the Cooperative Joint Venture Law of the PRC promulgated in 1988 and last amended in 2017 and its implementation regulations promulgated in 1995 and last amended in 2017. Under the current regulatory regime in the PRC, FIEs in the PRC may pay dividends only out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. Except otherwise provided by the laws regarding foreign investment, a PRC company is required to set aside at least 10% of its after-tax profit as general reserves until the cumulative amount of such reserves reaches 50% of the company’s registered capital. A PRC company shall not distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Regulations Relating to Foreign Debts

Considering that certain foreign debts may be generated during the oversea or domestic investment from PRC residents, the State Administration of Foreign Exchange promulgated the Administrative Measures for Registration of Foreign Debts, or the Measures, on April 28, 2013 and became effective on May 13, 2013. This Measures require the entity to complete several regulatory procedures in terms of foreign debts. For example, after borrowed the foreign debts, debtors shall carry out registration on local SAFE in relation to the execution of the contract, the drawdown, the prepayment or the foreign exchange settlement and sales within a specific period. For any change of the foreign debts contract, an amendment registration shall be carried out with the local SAFE.

Regulations Relating to Employment and Social Insurance

Pursuant to the PRC Labor Law effective as of January 1, 1995 (as amended on August 27, 2009), and the PRC Labor Contract Law effective as of January 1, 2008 (as amended on December 28, 2012), a written labor contract shall be executed by employer and an employee when the employment relationship is established, and an employer is under an obligation to sign an unlimited- term labor contract with any employee who has worked for the employer for ten consecutive years. In addition, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract must include an unlimited term, with certain exceptions. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with appropriate workplace safety training. Moreover, all PRC enterprises are generally required to implement a standard working time system of eight hours a day and forty hours a week, and if the implementation of such standard working time system is not appropriate due to the nature of the job or the on, the enterprise may implement a flexible working time system or comprehensive working time system after obtaining approvals from the relevant authorities.

According to the Social Insurance Law of China effective from July 1, 2011, and the Housing Fund Regulation which was amended and became effective on March 24, 2002, employers in China shall pay contributions to the social insurance plan and the housing fund plan for their employees, and such contribution amount payable shall be calculated based on the employee actual salary in accordance with the relevant regulations.

Regulations on Tax

PRC Enterprise Income Tax Law

On March 16, 2007, the National People’s Congress promulgated the Law of the PRC on Enterprise Income Tax, which was amended on February 24, 2017 and December 29, 2018, and on December 6, 2007, the State Council of the PRC enacted The Regulations for the Implementation of the Law on Enterprise Income Tax, or collectively, the EIT Law. According to the EIT Law, taxpayers consist of resident enterprises and non-resident enterprises. Resident enterprises are defined as enterprises that are established in China in accordance with PRC laws, or that are established in accordance with the laws of foreign countries but whose “de facto management body” is located in the PRC. Non-resident enterprises are defined as enterprises that are set up in accordance with the laws of foreign countries and whose de facto management body is located outside the PRC, but have either established institutions or premises in the PRC or have income generated from inside the PRC. Under the EIT Law and relevant implementing regulations, enterprises are subject to a uniform corporate income tax rate of 25%. However, if non-resident enterprises have not formed permanent establishments or premises in the PRC, or if they have formed permanent establishments or premises in the PRC but their relevant income derived in the PRC is not related to those establishments, then their enterprise income tax would be set at a rate of 10% for their income sourced from inside the PRC.

As noted, the EIT Law provides that an income tax rate of 10% will be applicable to dividends or other gains received by investors who are “non-resident enterprises” and who meet the requirements for the lower enterprise income tax rate. Such income tax on dividends may be reduced further by the tax treaties between China and the jurisdictions in which our non-PRC shareholders reside. Specifically, pursuant to an Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Tax Avoidance Arrangement, and other applicable PRC laws, if a Hong Kong enterprise (being the beneficial owner of dividends from a PRC enterprise) is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends that the Hong Kong enterprise receives from the PRC enterprise may be reduced to 5% subject to approval from the relevant tax authority. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, or Notice No. 81, issued on February 20, 2009 by the State Tax Administration, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a corporate structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. Moreover, based on the Announcement on Certain Issues Concerning the Recognition of Beneficial Owners in Tax Treaties, which was issued on February 3, 2018 by the State Tax Administration, conduit companies, which are established for the purpose of evading or reducing tax, or transferring or accumulating profits, shall not be recognized as beneficial owners and are thus not entitled to the above tax benefits.

PRC Value-added Tax Law

The Provisional Regulations of the PRC on Value-added Tax were promulgated by the State Council of the PRC on December 13,1993 and subsequently amended on November 10, 2008, February 6, 2016 and November 19, 2017. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) was promulgated by the Ministry of Finance and the SAT on December 15, 2008 and subsequently amended on October 28, 2011 (collectively, the “VAT Law”). According to the VAT Law, all enterprises and individuals engaged in the sale of goods, provision of processing, repair and replacement services, and importation of goods within the territory of the PRC must pay value-added tax, or VAT. Other than exports (subject to 0% VAT rate) and certain products listed in the VAT Law (subject to 11% VAT rate), the sale and importation of goods were generally subject to a VAT rate of 17%. Pursuant to the Circular of the Ministry of Finance and the State Administration of Taxation on Adjusting Value-added Tax Rates, which became effective on May 1, 2018, the previous applicable VAT rate of 17% and 11% are adjusted to 16% and 10%, respectively.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We are an early stage company with a limited operating history. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Our first operating subsidiary, Pony Limousine Services Limited was established in Hong Kong on April 28, 2018 to engage in providing car services to travelers between Guangdong Province and Hong Kong. Pony Group Inc. was established in the State of Delaware on January 7, 2019. We have limited experience and operating history in the travel industry. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

The market for car services is intensely competitive and characterized by rapid changes in technology, shifting rider needs and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic advantages. If we are unable to anticipate or react to these competitive challenges, our competitive position could weaken, or fail to improve, and we could experience a decline in revenue or growth stagnation that could adversely affect our business, financial condition and results of operations.

Our main competitors in mainland China and Hong Kong include Shenzhen Anxun Automobile Rental Co., Ltd., The Motor Transport Company of Guangdong and Hong Kong Limited and China Comfort (Shenzhen) Travel Services Co., Ltd.

Certain of our competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, or they may have other financial, technical or resource advantages. These factors may allow our competitors to derive greater revenue and profits from their existing user bases, attract and retain new qualified drivers and new riders at lower costs or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the popularity, utility, ease of use, performance and reliability of our offerings compared to those of our competitors;

●	our reputation and brand strength relative to our competitors;

●	the prices of our offerings and the fees we charge drivers on our platform;

●	our ability to attract and retain qualified drivers and riders;

●	our ability, and the ability of our competitors, to develop new offerings;

●	our ability to establish and maintain relationships with partners;

●	changes mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation, including settlements, judgments, injunctions and consent decrees;

●	our ability to attract, retain and motivate talented employees;

●	our ability to raise additional capital; and

●	acquisitions or consolidation within our industry.

If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

We could be subject to claims from riders, drivers or third parties that are harmed whether or not our service or platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

We could be subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third parties that are attributed to us through our offerings. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers from the car fleet companies that we collaborated with. We may be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our relationships with other third-party service providers, such as Hong Kong Wanjin Industry Co., Limited and Yahong Business Limited. Further, from time to time, we enter into collaboration arrangement in connection with car fleets and drivers. If any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

If we are not able to successfully develop new offerings and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

Our ability to attract new riders, retain existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. Furthermore, new rider demands regarding service, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our service and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.

Developing and launching new offerings or enhancements to the existing offerings involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand) and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant upfront capital investments and such investments may not generate return on investment. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.

Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.

Our ability to attract and retain riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Our customers depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. If we grow our international rider base, our support organization will face additional challenges, including those associated with delivering support in languages other than Chinese. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.

Systems failures and resulting interruptions in the availability of our website, applications, platform or offerings could adversely affect our business, financial condition and results of operations.

Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware or other events. Our systems also may be subject to break-ins, sabotage, theft and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

We will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our offerings. These events have resulted in, and similar future events could result in, losses of revenue. A prolonged interruption in the availability or reduction in the availability, speed or other functionality of our offerings could adversely affect our business and reputation and could result in the loss of users. Moreover, to the extent that any system failure or similar event results in harm or losses to the users using our platform, we may make voluntary payments to compensate for such harm or the affected users could seek monetary recourse or contractual remedies from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.

Our business depends on users’ access to our platform via a mobile device and the Internet. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt or increase the cost of users’ ability to access our platform. In addition, the Internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our results of operations.

The impact of any kind of epidemic, such as the coronavirus, on our operations, and the operations of the car fleet companies, may harm our business.

Our business could be adversely affected by the outbreaks of epidemics in China and globally, such as the Corona Virus Disease 2019, or COVID-19 originated in Wuhan, China, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, Severe Acute Respiratory Syndrome, or SARS, or other epidemics. Past occurrences of epidemics have caused different degrees of damage to the national and local economies. A recurrence of an outbreak of any kind of epidemic could cause a slowdown in the levels of economic activity generally, which may adversely affect our business, financial condition and results of operations. Should major public health issues, including pandemics, arise, we could be adversely affected by more stringent travel restrictions, additional limitations in car services and governmental actions limiting the movement of people between regions.

Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, pricing, copyrights, distribution, mobile and other communications, advertising practices, consumer protections, the provision of online payment services, unencumbered Internet access to our offerings and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand a loss in business and proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.

We rely on mobile operating systems and application marketplaces to make our apps available to the drivers and riders on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our apps available to the drivers and riders on our platform. Any changes in such systems and application marketplaces that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our apps available to drivers and riders, make changes that degrade the functionality of our apps, increase the cost of using our apps, impose terms of use unsatisfactory to us or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our apps, overall growth in our rider or driver base could slow. Our apps have experienced fluctuations in number of downloads in the past, and we anticipate similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our apps. Additionally, in order to deliver high-quality apps, we need to ensure that our offerings are designed to work effectively with a range of mobile technologies, systems, networks and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance drivers’ and riders’ experience. If drivers or riders on our platform encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition and results of operations could be adversely affected.

We depend on the interoperability of our platform across third-party applications and services that we do not control.

We have integrations with AutoNavi Maps (also known as Gaode Maps) and a variety of other productivity, collaboration, travel, data management and security vendors. As our offerings expand and evolve, including as we develop autonomous technology, we may have an increasing number of integrations with other third-party applications, products and services. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. As our mobile application and respective products evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, our products, platform, business, financial condition and results of operations could be adversely affected.

Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.

Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or intellectual property. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry.

We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.

Our industry has also been subject to attempts to steal intellectual property, particularly regarding autonomous vehicle development, including by foreign actors. We, along with others in our industry, have been the target of attempted thefts of our intellectual property and may be subject to such attempts in the future. Although we take measures to protect our property, if we are unable to prevent the theft of our intellectual property or its exploitation, the value of our investments may be undermined and our business, financial condition and results of operations may be negatively impacted.

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

Our platform contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. If we are held by the court to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or our riders. If general economic conditions deteriorate in China or in other markets where we operate, discretionary spending may decline and demand for ridesharing may be reduced. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our revenue.

Failure to maintain our reputation and brand image could negatively impact our business.

Our brand has received a certain level of recognition in mainland China, Hong Kong. Our success depends on our ability to maintain and enhance our brand image and reputation. We could be adversely affected if our brand is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media and internet environment, including our reliance on online advertising. Negative posts or comments about us on social networking websites could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, our product sales, financial condition or results of operations could be materially and adversely affected.

Our success is dependent on retaining key personnel who would be difficult to replace.

Our success depends largely on the continued services of our key management members. In particular, our success depends on the continued efforts of Ms. Wenxian Fan, our founder and Chief Executive Officer, President and Director. There can be no assurance that Ms. Fan will continue in her present capacities for any particular period of time. The loss of the services of Ms. Fan could materially and adversely affect our business development and our ability to expand and grow.

The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain listing of our common stock.

We may be unable to attract and retain qualified officers and directors necessary to provide for our effective management because of the rules and regulations that govern publicly listed companies, including, but not limited to, certifications by principal executive officers. Currently, our Chief Executive Officer does not have extensive experience in operating a U.S. public company. Moreover, the actual and perceived personal risks associated with compliance with the Sarbanes-Oxley Act and other public company requirements may deter qualified individuals from accepting roles as directors and executive officers. At present, we do not maintain an independent board of directors. Further, the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters, may make it difficult to attract and retain qualified board members going forward.  If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we are able to obtain such listing) could be adversely affected.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the U.S. Securities and Exchange Commission (the “SEC”) thereunder. Our senior management, which currently consists of Ms. Fan, cannot guarantee that our internal controls and disclosure procedures will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management’s override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.

As a public company, we will incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

Our current management has limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our shareholders without information or rights available to shareholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	taking advantage of an extension of time to comply with new or revised financial accounting standards;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our shareholders would be left without information or rights available to shareholders of more mature companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company,” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. As such, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of shares of our common stock.

Risks Related to Doing Business in China

Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

Most of our operations are conducted in the PRC and a significant percentage of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

We must remit the offering proceeds to China before they may be used to benefit our business in China, and we cannot assure that we can finish all necessary governmental registration processes in a timely manner.

In utilizing the proceeds of this offering in the manner described in “Use of Proceeds,” as an offshore holding company of our PRC operating subsidiary, we may make loans to our PRC subsidiary subject to the approval, registration, and filing with governmental authorities and limitation of amount, or we may make additional capital contributions to our PRC subsidiary. Any shareholder loan to our PRC subsidiary, which is treated as a foreign-invested enterprise under PRC law, is subject to foreign exchange loan registration with the local counterpart of the State Administration of Foreign Exchange, or SAFE. Furthermore, loans by us to our PRC subsidiary to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of the SAFE and capital contributions to our PRC subsidiary are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System of the MOFCOM, registration with the local counterpart of the State Administration for Market Regulation, or the SAMR, and the SAFE registration through local commercial banks in China. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i)directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiary or with respect to future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity, our ability to fund and expand our business and our common stock.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the U.S and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries that may affect our economic outlook both in the U.S and in China. Any political or trade controversies between the U.S and China, whether or not directly related to our business, could reduce the price of our common stock.

The fluctuation of the Renminbi may have a material adverse effect on your investment.

The exchange rates between the Renminbi and the U.S. dollar and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi was permitted to fluctuate within a band against a basket of certain foreign currencies. As a result, the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. However, the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. For almost two years after July 2008, the Renminbi traded within a very narrow range against the U.S. dollar, remaining within 1% of its July 2008 high. As a consequence, the Renminbi fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. In June 2010, the PRC government announced that it would increase exchange rate flexibility of the Renminbi. However, it remains unclear how this flexibility might be implemented. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

As we rely on dividends and other fees paid to us by our subsidiary and affiliated consolidated entities in China, any significant revaluation of the Renminbi could adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, shares of our common stock in foreign currency terms. To the extent that we need to convert U.S. dollars we received from our offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, since our functional and reporting currency is the U.S. dollar while the functional currency of our subsidiary and consolidated affiliated entities in China is Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would have a positive or negative effect on our reported financial results, which might not reflect any underlying change in our business, financial condition or results of operations.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Substantially all of our revenue is denominated in Renminbi. Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, Universe Travel, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

Our subsidiaries and affiliated entities in China are subject to restrictions on making dividends and other payments to us.

We are a holding company, and we rely on dividends and other equity distributions paid by our PRC subsidiary for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, Universe Travel is a wholly foreign-owned enterprise in China. As such, Universe Travel may pay dividends only out of its accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protections available relating to foreign investments in China. Nonetheless, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of such laws and regulations may not always be consistent and enforcement of these laws and regulations involves significant uncertainties, any of which could limit the available legal protections.

In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations, and may affect our ability to enforce our contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and could have a retroactive effect. As a result, we might not be aware of our violation of any of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could adversely affect our business and impede our ability to continue our operations.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC.

A substantial portion of our operations and assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights against us based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, it may be difficult to enforce such judgments in PRC courts.

You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

We conduct the bulk of our operations in China through Pony HK. Because of this factor, it may be difficult for you to conduct due diligence on the Company, our executive officers or director and attend stockholders meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, our director or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

On February 3, 2015, the State Administration of Taxation, or SAT, issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which replaced or supplemented previous rules under the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation, on December 10, 2009. Pursuant to this Bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have a real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Where the payer fails to withhold any or withholds insufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

In October 2017, SAT issued an Announcement on Issues Relating to Withholding at Source of Income Tax of Nonresident Enterprises, or SAT Circular 37. Effective from December 2017, SAT Circular 37, among others, repealed the Circular 698 and amended certain provisions in Bulletin 7. According to SAT Circular 37, where the non-resident enterprise fails to declare the tax payable pursuant to Article 39 of the Enterprise Income Tax, the tax authority may order it to pay the tax due within required time limits, and the non-resident enterprise shall declare and pay the tax payable within such time limits specified by the tax authority. However, if the non-resident enterprise voluntarily declares and pays the tax payable before the tax authority orders it to do so within required time limits, it shall be deemed that such enterprise has paid the tax in time.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under Bulletin 7 and SAT Circular 37. For transfer of shares in our company by investors who are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under the SAT circulars. As a result, we may be required to expend valuable resources to comply with the SAT circulars or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

On May 28, 2020, the National People’s Congress of the People’s Republic of China adopted the Decision on Establishing and Strengthening the Hong Kong Special Administrative Region’s Legal System for the Safeguard of National Security and Implementation Mechanisms (the “Decision”) and authorized the Standing Committee of the National People’s Congress to promulgate a new law pursuant to and for the implementation of the Decision. While the details of the new law are still scarce as of the date of this prospectus, the Decision states that the new law will target secession, subversion of state power, terrorism activities and foreign interference. The stated objective of the Decision is to protect the national security of China as a whole (including Hong Kong and Macau) and is not intended to have a direct commercial bearing on commercial and economic activities. The government believes the new law may bring about more stability to Hong Kong, which in turn may lay the foundation for commercial and economic activities to flourish.  On the other hand, we cannot rule out the possibility that the Decision may trigger sanctions or other forms of penalties by foreign governments, which may cause economic and other hardship for Hong Kong, including companies like ours that do business in Hong Kong.  As the Decision is new and details of the new law are limited, as of the date of this prospectus, it is difficult to predict the impact, if any, the new law will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Risks Related to Our Common Stock

Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Ms. Fan, our Chief Executive Officer, President and director have over 92% beneficial ownership of our Company, through Pony Group Ltd, KERUIDA Investment Limited, Synionm Investments Limited and Wisdom Travel Service Investments Limited, which is beneficially owned by Ms. Fan. As a result, Ms. Fan will have the ability to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

No public market for our common stock currently exists, and an active trading market may not develop or be sustained following this offering.

As we are in our early stages of development, an investment in our Company will likely require a long-term commitment, with no certainty of return. We have applied for quotation of our common stock on the OTC Market. Even if our common stock is quoted on the OTC Market, there is no guarantee that there will be any trading in our common stock. In addition, there is a risk that we will not be able to have our stock listed or quoted on a more established market, and even if we are able to do so (of which no assurance can be given), we cannot predict whether an active market for our common stock will ever develop in the future.  In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for shares of our common stock may be limited; and

●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

While we believe our revenues and cash on hand are adequate to meet our immediate needs, we may require additional funding in order to progress our business in the future. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate portions of our business.

While we believe our cash, cash equivalents on hand and cash from operations are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months, we may require an additional infusion of funds in the future to grow our business. In the event we were to experience an economic recession or a slow growth period, such an event could adversely affect our business, liquidity and future growth. In addition, should we experience instability in or a tightening of the capital markets, such an event could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may need to raise funding in the future to further develop our business. There can be no assurance that we will be able to raise sufficient capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be adversely affected to a significant extent.

If we raise additional capital by issuing equity securities, the percentage and/or economic ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock.

Debt financing, if obtained, may involve agreements that include liens on our assets, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, increases in our expenses and requirements that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results.

Funding from any source may be unavailable to us on acceptable terms, or at all. If we do not have sufficient capital to fund our operations and expenses, our business opportunities could be substantially diminished.

Assuming we can find market makers to establish quotations for our common stock, and assuming all applicable approvals are obtained, we expect that our common stock will be quoted on the OTC Market. This market is a relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than any tier of the NASDAQ or the New York Stock Exchange. No assurances can be given that our common stock, even if quoted on such markets, will ever trade on such markets, much less a senior market like NASDAQ or the New York Stock Exchange. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTC Market, in which case it might be listed on OTC Pink, which is even more illiquid than the OTC Market.

The lack of an active market impairs your ability to sell your shares of our common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to expand our operations through acquisitions by using our shares as consideration.

Even if our common stock becomes publicly-traded and an active trading market develops, the market price for our common stock may be volatile.

Even if our securities become publicly-traded and even if an active market for our common stock develops, of which no assurance can be given, the market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

●	the perception of U.S. investors and regulators of U.S. listed Chinese companies;

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	negative publicity, studies or reports;

●	our capability to match and compete with technology innovations in the industry;

●	changes in the economic performance or market valuations of other companies in the same industry;

●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. Dollar; and

●	general economic or political conditions in or influencing China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Assuming our common stock begins trading over-the-counter, our common stock may be “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our common stock may not develop or be sustained.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which we plan to have quoted for trading on the OTC Market, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market or, even if so, has a price of less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell shares of our common stock, have an adverse effect on the market for shares of our common stock, and thereby depress price of our common stock.

You may face significant restrictions on the resale of your shares of our common stock due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this offering document. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Potential future sales under Rule 144 may depress the market price for the common stock.

In general, under SEC Rule 144, a person who has satisfied a minimum holding period of between six months to one-year, as well as meeting any other applicable requirements of Rule 144, may thereafter sell such shares publicly. Therefore, the possible sale of unregistered shares may, in the future, have a depressive effect on the price of our common stock in the over-the-counter market.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from Universe Travel. Universe Travel may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officer and director.

We are a Delaware corporation and, as such, are subject to the jurisdiction of the State of Delaware and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. However, Ms. Wenxian Fan, our sole officer and director, resides in China and substantially all of our assets are located in China. As a result, it may not be possible for investors to:

●	Effect service of process within the United States against our non-U.S. resident officers or directors;

●	Enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;

●	Enforce in foreign courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and

●	Bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties.

The Company is selling shares without an underwriter and may not be able to sell all or any of the shares offered herein.

Shares of common stock are hereby being offered on our behalf by our officers and directors, on a best-efforts basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any shares of common stock. There are no firm commitments to purchase any of the shares in the direct public offering. Consequently, there is no guarantee that the Company, through its officers and directors, are capable of selling all, or any, of the shares of common stock offered hereby. The sale of a small number of shares increases the likelihood that no market will ever develop for our common stock. We will likely need to raise additional capital in the near future to finance our intended growth.

The exclusive forum provision in our subscription agreement may have the effect of limiting a purchaser’s ability to bring legal action against the company and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes.

Section 6.5 of our subscription agreement, a copy of which is filed as Exhibit 10.3 to the registration statement of which this prospectus is a part, provides that, to the extent permitted by law, the Federal District Court, Southern District of New York (or, if such court does not have proper jurisdiction, the State Courts of New York County, New York) is the exclusive forum for all actions or proceedings relating to the subscription agreement, including any claim under federal securities laws. However, it is uncertain whether a court would enforce such a provision as to claims arising under federal securities laws (see “Description of Capital Stock – Forum Selection Provision”). Such provision may have the effect of limiting the ability of purchasers to bring a legal claim against us due to geographic limitations. There is also the possibility that the exclusive forum provision may discourage stockholder lawsuits, or limit stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business and financial condition.

Purchasers in this offering may not be entitled to a jury trial with respect to claims arising under the subscription agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.

Purchasers in this offering will be bound by the subscription agreement, which provides that purchasers waive the right to a jury trial of any claim they may have against us arising out of or relating to the subscription agreement, including any claim under federal securities laws to the extent permitted by law (see “Description of Capital Stock – Jury Trial Wavier”).

If we or the subscriber opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. It is uncertain whether or not a court would enforce the waiver. If any purchasers bring a claim against us in connection with matters arising under the subscription agreement, including claims under federal securities laws, such purchasers may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us. If a lawsuit is brought against us under the subscription agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action.

Nevertheless, if this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the subscription agreement with a jury trial. No condition, stipulation or provision of the subscription agreement serves as a waiver by any purchasers in this offering or by us of compliance with any substantive provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,412). The lease for this facility expires on February 28, 2022. We believe the rented space is sufficient for our current operations. We believe our facilities are sufficient for our current needs.

We consider our current facilities adequate for our current operations.

Item 3. Legal Proceedings

We are not currently a party to any material legal or administrative proceedings. We may from time to time be subject to legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention. Please see the section herein titled “Business — Risk Factors.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

On December 31, 2020, our common stock was not traded on any stock exchange.

Holders

Based upon information furnished by our transfer agent, as of June 30, 2021, the Company had 62 stockholders of record.

Dividend

We have never declared or paid cash dividends on our shares. We do not have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions. The Wholly-Foreign Owned Enterprise Law (1986), as amended, and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiary and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto and other financial information, which are included elsewhere in this Report. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this Report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Overview

We were incorporated in the State of Delaware on January 7, 2019. We are a travel service provider. We currently provide car services to individual and group travelers. We currently offer carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. We collaborate with car fleet companies and charge a service fee by matching the traveler and the driver. We officially launched our online service through our “Let’s Go” mobile application in December 2019 to provide multi-language services to international travelers coming to visit China. Redefining user experience, we aim to provide our users with comprehensive and convenient service offerings and become a one-stop travel booking resource for travelers. While network scale is important, we recognize that transportation happens locally. We currently operate in two markets – Guangdong Province and Hong Kong and plan to expand our offering in more oversea markets.

Plan of Operations

In January 2019, we started our Research and Development (“R&D”) project mobile Lets Go App (“App”) designed to have multi-language interface to attract users from the world, focusing on providing one-stop travel services to foreigners traveling in China, for both leisure and business.

In April 2019, we rolled out basic version which supports carpooling, car rental, Airport Pick-up and/or Drop-off, etc., ready for download at Apple App store; the basic version has an interface in Chinese language only. In May 2019, we rolled out second version which has an enhanced interface in both Chinese and English language, supporting payment through PayPal. By the end of 2019, we rolled out third version which has multi-language interface to attract users from all-over the world. In January 2020, we official launched App.

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

Results of Operations

For the Year ended December 31, 2020 Compared to December 31, 2019

Revenue

For the year ended December 31, 2020 and 2019, revenues were $115,381 and $65,112, respectively, with an increase of $50,269 over the same period in 2019. The increase was mainly due to the rapid growth of Universe Travel Culture & Technology Ltd. (“Universe Travel”). “Universe Travel” provided active planning and other service for “Shenzhen Yinxin Enterprise Service Co., Ltd.” in 2020, this part revenue was RMB 260,765 (USD 37,792). “Universe Travel” also provided development service for Shenzhen Shangjia Electronic Technology., Ltd, which bring RMB111, 880 (USD 16,214) for the company.

Cost of Revenue

Cost of Revenue for the year ended December 31, 2020 and 2019 were $58,191 and $53,192, respectively, with an increase of $4,999 over the same period in 2019. The increase mainly due to the increase of revenue, the cost of revenue increase accordingly.

Gross Profit

Gross profits were $57,190 and $11,920 for the year ended December 31, 2020 and 2019, respectively, an increase of $45,270 over the same period in 2019. The increase of gross profit mainly due to other service provide by the company have a higher gross margin than car services.

Operating Expenses

Operating expenses for the year ended December 31, 2020 and 2019 were $100,742 and $129,668, respectively, a decrease of $28,926 or 22.31% from the same period in 2019. The decrease mainly due to the effect of COVID-19 the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020.

Other Income (Expense)

Other income consists of interest income and exchange gain (loss) for the year ended December 31, 2020 and 2019 the net other income were $1,765 when it was $2,013 for the same period in 2019.The change of other Income(expense) mainly due to the change of exchange rate .

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $182, 320 at December 31, 2020. We had a cash balance of $286,957 and working capital deficit of $1,143 as of December 31, 2020. The Company has incurred losses of $41,787 and $115,735 for the year ended December 31 2020 and 2019, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of December 31, 2020, we had enough cash to last approximately six months.

Net cash used in operating activities for the year ended December 31, 2020, amounted to $61, 082, compared to $115,703 net cash used in operating activities for the year ended December 31, 2019. The increase of cash obtained from operating activity primarily due to the revenue increase and the operating expense decrease.

There were $0 cash used by investment activities for the year ended December 31, 2020 and 2019.

Net cash provided by financing activities for the year ended December 31, 2020 amounted to $309, 692, compared to net cash provided by financing activities of $149,015 in the same period 2019. The cash provided by financing activities was loan from related party, the shareholder of the company. In June 2020, we completed the initial public offering and received proceeds of $250,000 before deducting underwriting discounts, commissions and other related expenses.

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

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 hereof.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Pony Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pony Group, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

July 21, 2021

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$286,957	$44,105
Accounts receivables	40,705	-
Other receivables	166	31
Other receivables-related parties	8,998	8,998
Deferred offering cost	-	48,500
Total current assets	336,826	101,634

Total assets	$336,826	$101,634

Liabilities and Equity

Current liabilities
Accounts payable	$9,591	$-
Other payable- related parties	300,483	217,791
Other current liability	27,895	15,941
Total current liabilities	337,969	233,732
Total liabilities	$337,969	$233,732

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 and 9,000,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively*	11,500	9,000
Additional paid-in capital	176,000	-
Accumulated foreign currency exchange loss	(6,323)	(565)
Accumulated deficit	(182,320)	(140,533)
Total Pony Group Inc stockholders’ equity	(1,143)	(132,098)
Total equity	(1,143)	(132,098)
Total liabilities and equity	$336,826	$101,634

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2020	2019
Revenue	$115,381	$65,112

Cost of revenue	58,191	53,192

Gross profit	57,190	11,920

Operating expenses
General & administrative expenses	100,742	126,502
Selling expenses	-	3,166
Total operating expenses	100,742	129,668

Income (loss) from operation	(43,552)	(117,748)

Other income (expenses)
Other income (expense)	1,765	2,013
Total other income	1,765	2,013

Loss before income taxes	(41,787)	(115,735)
Provision for income tax	-	-
Net Loss	$(41,787)	$(115,735)

Net Loss	(41,787)	(115,735)

Other Comprehensive Income	-	-
Comprehensive loss	$(41,787)	$(115,735)
Basic and diluted earnings (loss) per common share*	$(0.004)	$(0.013)
Weighted average number of shares outstanding*	10,250,000	9,000,000

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2018	-	$-	$1,290	$-	$25	$(24,799)	$(23,484)
Proceeds from private placement offering	9,000,000	9,000		-	-	-	9,000
Purchase from sole owner	-	-	(1,290)	-	-	-	(1,290)
Cumulative Foreign currency translation adjustment	-	-	-	-	(590)	-	(590)

Net (Loss)		-	-	$-	-	(115,734)	(115,734)

Balance as of December 31, 2019	9,000,000	$9,000	$-	$-	$(565)	$(140,533)	$(132,098)

Common stock issued	2,500,000	2,500	176,000	-	-	-	178,500
Cumulative Foreign currency translation adjustment	-	-	-	-	(5,758)	-	(5,758)

Net (Loss)	-	-	-	-	-	(41,787)	(42,119)

Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2020	2019

Operating activities
Net Loss	$(41,787)	$(115,735)

Changes in operating assets and liabilities:
Accounts receivable	(40,705)	-
Other receivable	(135)	-
Accounts payable	(9,591)	-
Other payable	11,954	32
Cash provided (used) in operating activities	(61,082)	(115,703)

Cash flow used in investing activities:
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	(23,000)	(34,500)
Advance from (repayment to) related party	82,692	18,513
Proceed from Issue of Common Stock	250,000	2
Cash provided by financing activities	309,692	149,015

Effects of currency translation on cash	(5,758)	(1)

Net increase (decrease) in cash	242,852	33,311
Cash at beginning of the period	44,105	10,794
Cash at end of period	$286,957	$44,105

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Details of the Company’s structure as of December 31, 2020 is as follow:

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

As of December 31, 2020 and December 31, 2019, accounts receivable were $40,705 and $0, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The PONY LIMOUSINE SERVICES LIMITED, 100% subsidiary of the company has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 41.09% of the revenue for the year ended December 31, 2020 and 83.75% for the same period 2019, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2020
Balance sheet	HK$7.75 to US $1.00	RMB 6.53 to US $1.00
Statement of operation and other comprehensive income	HK$7.75 to US $1.00	RMB 6.90 to US $1.00
December 31, 2019
Balance sheet	HK$7.79 to US $1.00	RMB 6.96 to US $1.00
Statement of operation and other comprehensive income	HK$7.84 to US $1.00	RMB 6.91 to US $1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $41, 787 and $115,735 during the year ended December 31, 2020 and 2019, respectively.

The Company has accumulated deficit of $182,320 and $140,533 as of December 31, 2020 and December 31, 2019, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), as of December 31, 2020, Pony HK has paid $141,902 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,898 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	December 31, 2020	December 31, 2019
Receivable from shareholders	$8,898	$8,898
Total due from related parties	$8,898	$8,898

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	December 31, 2020	December 31, 2019
To Wenxian Fan	$300,483	$217,791
Total due to related parties	$300,483	$217,791

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from five suppliers which accounted for 100% of the total purchases during the year ended December 31, 2020: CHANGYING BUSINESS LIMITED for 65.61%, YAHONG BUSINESS LIMITED for 24.10%, FUN TRAVEL for 6.26%, IBIS TOUR AND TRAVEL CO. for 2.35% and HONG CHENG for 1.68%.

The Company had for major customers for the year ended December 31, 2020: HK HENGDELI TRADING LIMITED for 14.28% of revenue, HENG TAI WINE LIMITED for 26.81% of revenue, Shenzhen Shangjia Electronic Technology., Ltd for 17.61% of revenue and Shenzhen Yinxin Enterprise Service Co., Ltd for 41.04%.

NOTE 5 - COMMON STOCK

On May 23, 2019, PONY GROUP INC sold 1,500 shares of common stock to the following shareholders. On May 24, 2019, these transactions were completed, the consideration received were deposited into the company’s bank account. On June 1, 2020, the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders and the number of shares held after the stock dividend are as following:

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 22, 2021, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current director and offices are as follow:

Name	Age	Position
Wenxian Fan	45	Chief Executive Officer, Chief Financial Officer and Chair of the Board of Directors

Wenxian Fan is the founder of our Company and has been serving as our Chair of the Board of Directors, Chief Executive Officer and Chief Financial Officer since its inception. Ms. Fan’s primary responsibilities include defining our global expansion, sales and marketing strategies, establishing company-wide policies and overall management. Ms. Fan has more than 20 years of experience in the transportation industry. Ms. Fan founded Pony Limousine Services Limited in March 2016, and Shenzhen Yilutong Technology Co. Ltd. in December 2015 and has been its Chair of the board of directors since its inception. She was the general manager of Shenzhen Zhixingzhiyuan Technology Co., Ltd., an online designated driver service company, from March 2015 to December 2015. She also served as vice general manager of Shenzhen Zhongqinghechuang Cultural Media Technology Co. Ltd. from June 2010 to March 2015. She was the administration officer of global sales department (West Africa region) for Huawei Technologies Co., Ltd since June 2006 to August 2007. Since August 2007 to July 2009, she served as administration director of Freeboarders Software Development (Shenzhen) Co., Ltd. Ms. Fan started her transportation management career and held multiple positions at Shenzhen Transportation Center since September 1998. Ms. Fan received her bachelor’s degree in transportation economic from Shenzhen University in June 1998 and her master’s degree in transportation management from Wuhan University of Technology in January 2004.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Director Independence and Committees of the Board of Directors

We are not required to have any independent members of the Board of Directors. Our Board of Directors has determined that none of the directors are independent under applicable SEC rules. As we do not have any board committees, the Board as a whole carries out the functions of audit, nominating and compensation committees.

Code of Business Conduct and Ethics and Insider Trading Policy

We currently do not have a Code of Ethical Conduct and an Insider Trading Policy but plan to adopt them as we develop our business in the future.

Executive Compensation

The following table sets forth the aggregate compensation paid to our Chief Executive Officer for services rendered in all capacities for the fiscal years ended December 31, 2019 and 2020.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wenxian Fan	2020	—	—	—	—	—	—
Chair of the Board and Chief Executive Officer	2019	—	—	—	—	—	—

Employment Agreements and Potential Payments Upon Termination

We have not entered into any employment agreement with our executive officer.

Equity Compensation Plan Information

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

To date, we have not paid any remuneration to our directors in their capacities as such.

Involvement in Certain Legal Proceedings

Other than proceedings disclosed herein, none of our directors and executive officers have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2019 and 2020.

Fee Category	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2020
Audit Fees (1)	$34,000	$23,000
Audit-Related Fees(2)	$6,000	$1,000
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	(1)	The Financial Statements in Item 8 herein; and

	(2)	Index to the Financial Statements in Item 8 herein.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

(3)	Exhibits

 We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

No.	Description of Exhibit
21.1	List of Subsidiaries
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONY GROUP INC.

Date: August 3, 2021	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)