Form 10-Q
period 2021-03-31
Pony Group Inc.
filed 2021-08-03
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 25, 2021, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$264,798	$286,957
Accounts receivables	24,747	40,705
Other receivables	165	166
Other receivables-related parties	8,998	8,998
Total current assets	298,708	336,826

Total assets	$298,708	$336,826

Liabilities and Equity

Current liabilities
Accounts payable	$14,384	$9,591
Other payable-related party	313,577	300,483
Other current liability	16,089	27,895
Total current liabilities	344,050	337,969
Total liabilities	$344,050	$337,969

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of March 31 2021 and December 31, 2020, respectively*	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange loss	(8,081)	(6,323)
Accumulated deficit	(224,761)	(182,320)
Total Pony Group Inc stockholders’ equity	(45,342)	(1,143)
Total equity	(45,342)	(1,143)
Total liabilities and equity	$298,708	$336,826

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,
	2021	2020
Revenue	$12,268	$8,732

Cost of revenue	31,450	6,128

Gross profit	(19,182)	2,604

Operating expenses
General & administrative expenses	23,160	12,579
Selling expenses	-	-
Total operating expenses	23,160	12,579

Income (loss) from operation	(42,342)	(9,975)

Other income (expenses)
Other income (expense)	(99)	242
Total other income	(99)	242

Income (Loss) before income taxes	(42,441)	(9,733)
Provision for income tax	-	-
Net Income (Loss)	$(42,441)	$(9,733)

Net Income (Loss)	(42,441)	(9,733)

Other Comprehensive Income	-	-
Comprehensive income (loss)	$(42,441)	$(9,733)
Basic and diluted earnings (loss) per common share*	$(0.004)	$(0.001)
Weighted average number of shares outstanding*	11,500,000	9,000,000

* The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2019	9,000,000	$9,000	$-	$-	$(565)	$(140,533)	$(132,098)

Cumulative Foreign currency translation adjustment	-	-	-	-	(286)	-	(286)

Net (Loss)	-	-	-	-	-	(9,734)	(9,734)

Balance as of March 31, 2020	9,000,000	$9,000		$-	$(851)	$(150,267)	$(142,118)

Common stock issued
	2,500,000	2,500	176,000	-	-	-	178,500
Cumulative Foreign currency translation adjustment	-	-	-	-	(5,472)	-	(5,472)

Net (Loss)		-	-	$-	-	(32,053)	(32,053)

Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

Cumulative Foreign currency translation adjustment	-	-	-	-	(1,758)	-	(1,758)

Net (Loss)	-	-	-	-	-	(42,441)	(42,441)

Balance as of March 31, 2021	11,500,000	$11,500	$176,000	$-	$(8,081)	$(224,761)	$(45,342)

* The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

	For The Three Months Ended March 31,
	2021	2020
Operating activities
Net Loss	$(42,441)	$(9,733)

Changes in operating assets and liabilities:
Accounts receivable	15,958	(7,410)
Other receivable	1	(18)
Accounts payable	4,793	-
Other payable	(11,806)	-
Cash provided (used) in operating activities	(33,495)	(17,161)

Cash flow used in investing activities:
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Advance from (repayment to) related party	13,094	10,965
Cash provided by financing activities	13,094	10,965

Effects of currency translation on cash	(1,758)	(839)

Net increase (decrease) in cash	(22,159)	(7,035)
Cash at beginning of the period	286,625	44,105
Cash at end of period	$264,466	$37,070

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

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

Details of the Company’s structure as of March 31, 2021 is as follow:

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

NOTE 1 - ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of March 31, 2021 and December 31, 2020, accounts receivable were $24,747 and $40,705, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The PONY LIMOUSINE SERVICES LIMITED, 100% subsidiary of the company has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 100% of the revenue for the three months ended March 31, 2021 and 97.32% for the same period 2020, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2021
Balance sheet	HK$7.77 to US $1.00	RMB 6.55 to US $1.00
Statement of operation and other comprehensive income	HK$7.76 to US $1.00	RMB 6.48 to US $1.00
December 31, 2020
Balance sheet	HK$7.75 to US $1.00	RMB 6.53 to US $1.00
March 31, 2020
Statement of operation and other comprehensive income	HK$7.77 to US $1.00	RMB 6.98 to US $1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $42,441 and $9,733 during the three months ended March 31, 2021 and 2020, respectively.

The Company has accumulated deficit of $224,761 and $182,320 as of March 31, 2021 and December 31, 2020, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), as of March 31, 2021, Pony HK has paid $160,962 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	March 31, 2021	December 31, 2020
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	March 31, 2021	December 31, 2020
To Wenxian Fan	$313,577	$300,483
Total due to related parties	$313,577	$300,483

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from four suppliers which accounted for 100% of the total purchases during the three months ended March 31, 2021: Shenzhen Lingshang Cultural Technology Co., Ltd for 74.96%, Global Express (Hong Kong) Limited for 19.12%, YAHONG BUSINESS LIMITED for 4.15%, and FUN TRAVEL for 1.77%.

The Company had one major customer for the three months ended March 31, 2021. HENG TAI WINE LIMITED account for 100% of revenue.

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 22, 2021, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in the State of Delaware on January 7, 2019. We are a travel service provider. We currently provide car services to individual and group travellers. We currently offer carpooling, airport pick-up and drop-off, and personal driver services for travellers between Guangdong Province and Hong Kong. We collaborate with car fleet companies and charge a service fee by matching the traveller and the driver. We officially launched our online service through our “Let’s Go” mobile application in December 2019 to provide multi-language services to international travellers coming to visit China. Redefining user experience, we aim to provide our users with comprehensive and convenient service offerings and become a one-stop travel booking resource for travellers. While network scale is important, we recognize that transportation happens locally. We currently operate in two markets – Guangdong Province and Hong Kong and plan to expand our offering in more overseas markets.

Plan of Operations

In January 2019, we started our Research and Development (“R&D”) project mobile Lets Go App (“App”) designed to have multi-language interface to attract users from the world, focusing on providing one-stop travel services to foreigners traveling in China, for both leisure and business.

In April 2019, we rolled out basic version which supports carpooling, car rental, Airport Pick-up and/or Drop-off, etc., ready for download at Apple App store; the basic version has an interface in Chinese language only. In May 2019, we rolled out second version which has an enhanced interface in both Chinese and English language, supporting payment through PayPal. By the end of 2021, we plan to roll out third version which has multi-language interface to attract users from all-over the world.

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

Results of Operations

For the three months ended March 31, 2021 Compared to March 31, 2020

Revenue

For the three months ended March 31, 2021 and 2020, revenues were $12,268 and $8,732, respectively, with an increase of $3,536 over the same period in 2020. The increase mainly due to the company provided transportation services for HENG TAI WINE LIMITED during this quarter; this part revenue was USD10,000. The increase was offset by travel service business, due to the effect of COVID-19, the number of travellers between Guangdong province and Hong Kong decease a lot. Thus the orders of our travel service business decrease in the three months ended March 31, 2021.

Cost of Revenue

Cost of Revenue for the three months ended March 31, 2021 and 2020 were $31,450 and $6,128, respectively, with an increase of $25,322 over the same period in 2020. The increase of cost of revenue mainly due to Universe Travel Culture & Technology Ltd. (“Universe Travel”). “Universe Travel” developed the active planning and other service since last year, the cost of new business is growing rapidly.

Gross Profit

Gross profits were negative $19,182 for the three months ended March 31, 2021 when it was $2,604 for the same period of 2020. The decrease of gross profit mainly due to “Universe Travel” developed the active planning and other service since last year, the cost of new business is growing rapidly.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 were $23,160 and $12,579 respectively for an increase of $10,581. The increase mainly due to the effect of COVID-19 the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. There was no such item during the three months ended March 31, 2021.

Other Income (Expense)

Other income (Expense) consists of interest income and exchange gain (loss) for the three months ended March 31, 2021 the net other expense were $99 when it was net income of $242 for the same period in 2020.The change of other Income (expense) mainly due to the change of exchange rate.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $224,761 at March 31, 2021. We had a cash balance of $264,798 and working capital deficit of $45,342 as of March 31, 2021. The Company has incurred losses of $42,441 and $9,733 for the three months ended March 31, 2021 and 2020, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of March 31, 2021, we had enough cash to last approximately six months.

Net cash used in operating activities for the three months ended March 31, 2021, amounted to $33,495, compared to $17,161 net cash used in operating activities for the three months ended March 31, 2020. The increase of net cash used in operating activities was primarily due to the net loss. The net loss for the three months ended March 31, 2021 was $42,441 when it was $9,733 in the same period 2020.

There were $0 cash used by investment activities for the three months ended March 31, 2021 and 2020.

Net cash provided by financing activities for the three months ended March 31 2021 amounted to $13,094, compared to net cash provided by financing activities of $10,965 in the same period 2020. The cash provided by financing activities was loan from related party, the shareholder of the company.

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

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Mine Safety Disclosures

Item 5. Other Information.

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