Form 10-Q
period 2021-06-30
Pony Group Inc.
filed 2021-08-16
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$275,045	$286,957
Accounts receivables	13,380	40,705
Other receivables	167	166
Other receivables-related party	8,998	8,998
Total current assets	297,590	336,826
Total assets	$297,590	$336,826

Liabilities and Equity

Current liabilities
Accounts payable	$16,458	$9,591
Other payable-related party	265,083	300,483
Other current liability	78,923	27,895
Total current liabilities	360,464	337,969
Total liabilities	$360,464	$337,969

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of June 30,2021 and December 31, 2020, respectively*	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange loss	(9,178)	(6,323)
Accumulated deficit	(241,196)	(182,320)
Total Pony Group Inc stockholders’ equity	(62,874)	(1,143)
Total equity	(62,874)	(1,143)
Total liabilities and equity	$297,590	$336,826

* The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$40,005	$13,977	$52,273	$22,709

Cost of revenue	20,800	3,910	52,250	10,038

Gross profit	19,205	10,067	23	12,671

Operating expenses
General & administrative expenses	55,645	20,188	78,805	32,767
Total operating expenses	55,645	20,188	78,805	32,767

Income (loss) from operation	(36,440)	(10,121)	(78,782)	(20,096)

Other income (expenses)
Other income (expense)	20,005	2,719	19,906	2,961
Total other income	20,005	2,719	19,906	2,961

Income (Loss) before income taxes	(16,435)	(7,402)	(58,876)	(17,135)
Provision for income tax	-	-	-	-
Net Income (Loss)	$(16,435)	$(7,402)	$(58,876)	$(17,135)

Net Income (Loss)	(16,435)	(7,402)	(58,876)	(17,135)

Other Comprehensive Income	-	-	-	-
Comprehensive income (loss)	(16,435)	(7,402)	(58,876)	(17,135)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2019	9,000,000	$9,000	$-	$-	$(565)	$(140,533)	$(132,098)

Common stock issued	2,500,000	2,500	176,000	-	-	-	178,500

Cumulative Foreign currency translation adjustment	-	-	-	-	(1,377)	-	(1,377)

Net (Loss)		-	-	$-	-	(17,135)	(17,135)
							-
Balance as of June 30, 2020	11,500,000	$11,500	$176,000	$-	$(1,942)	$(157,668)	$27,890

Cumulative Foreign currency translation adjustment	-	-	-	-	(4,381)	-	(4,381)

Net (Loss)	-	-	-	$-	-	(24,652)	(24,652)

Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

Cumulative Foreign currency translation adjustment	-	-	-	-	(2,855)	-	(2,855)

Net (Loss)	-	-	-	-	-	(58,876)	(58,876)

Balance as of June 30, 2021	11,500,000	$11,500	$176,000	$-	$(9,178)	$(241,196)	$(62,874)

* The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

	For The Six Months Ended June 30,
	2021	2020

Operating activities
Net Loss	$(58,876)	$(17,135)

Changes in operating assets and liabilities:
Accounts receivable	27,325	-
Other receivable	(1)	(122)
Accounts payable	6,867	-
Other payable	51,028	53,787
Cash provided (used) in operating activities	26,343	36,530

Cash flow used in investing activities:
Investment in Pony HK	-	-
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	-	(23,000)
Advance from (repayment to) related party	(35,400)	(31,432)
Proceed from Issue of Common Stock	-	250,000
Cash provided by financing activities	(35,400)	195,568

Effects of currency translation on cash	(2,855)	(1,377)

Net increase (decrease) in cash	(11,912)	230,721
Cash at beginning of the period	286,957	44,105
Cash at end of period	$275,045	$274,826

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

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

PONY LIMOUSINE SERVICES LIMITED (“PONYHK”) is a limited liability company formed under the laws of Hong Kong on April 28, 2106, which was formed by FAN WENXIAN. Its registered office is located at FLAT/RM 01 11/f, LUCKY COMM BLDG, 103 DES VOEUX RD WEST, SHEUNG WAN, HONG KONG. The business nature of the Company is to provide cross boarder limousine services to customers. On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK

Details of the Company’s structure as of June 30, 2021 is as follow:

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

As of June 30, 2021 and December 31, 2020, accounts receivable was $13,380 and $40,705, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

PONY LIMOUSINE SERVICES LIMITED, a 100% subsidiary of the Company, has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 87.00% of the revenue for the six months ended June 30, 2021 and 57.00% for the same period 2020, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2020
Balance sheet	HK$7.77 to US $1.00	RMB 6.46 to US $1.00
Statement of operation and other comprehensive income	HK$7.77 to US $1.00	RMB 6.46 to US$1.00
December 31, 2020
Balance sheet	HK$7.75 to US $1.00	RMB 6.53 to US $1.00
June 30, 2020
Statement of operation and other comprehensive income	HK$7.76 to US $1.00	RMB 7.03 to US$1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $58,876 and $17,135 during the six months ended June 30, 2021 and 2020, respectively.

The Company has accumulated deficit of $241,193 and $182,320 as of June 30, 2021 and December 31, 2020, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), during the six months ended June 30, 2021, Pony HK paid $58,779 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	June 30, 2021	December 31, 2020
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	June 30, 2021	December 31, 2020
To Wenxian Fan	$265,083	$300,483
Total due to related parties	$265,083	$300,483

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from three major suppliers during the six months ended June 30, 2021: Shenzhen Lingshang Cultural Technology Co., Ltd for 48.26%, CHANGYING BUSINESS LIMITED for 34.28%, Global Express (Hong Kong) Limited for 11.20%.

The Company had two major customers for the six months ended June 30, 2021: HENG TAI WINE LIMITED for 79.43% of revenue and Shenzhen Shangjia Electronic Technology., Ltd for 17.01% of revenue.

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2021, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In April 2019, we rolled out the basic version which supports carpooling, car rental, airport pick-up and/or drop-off, etc., ready for download at Apple App store; the basic version has an interface in Chinese language only. In May 2019, we rolled out second version which has an enhanced interface in both Chinese and English language, supporting payment through PayPal.

We intend to attract users from outside of China to use our App and expand our offerings on the App to serve as a one-stop shop to book tickets, reserve hotels, rent cars and hire English speaking drivers.

Our goal is to grow to an international player in the travel service market. To accomplish such goal, we will cooperate with other businesses which have capital, marketing and technology resources or products. We expect to recruit more workforce and talents, and develop new technologies and products.

Results of Operations

For the three and six months ended June 30, 2021 Compared to June 30, 2020

Revenue

For the three months ended June 30, 2021 and 2020, revenues were $40,005 and $13,977, respectively, with an increase of $26,028 over the same period in 2020. Due to the effect of COVID-19, the number of travellers between Guangdong province and Hong Kong decease significantly. Thus the orders of our travel service business decrease in the three months ended June 30, 2020.

For the six months ended June 30, 2021 and 2020, revenues were $52,273 and $22,709 respectively, with an increase of $29,564 over the same period in 2020.The increase is mainly due to the effect of COVID-19. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. During the six months ended June 30, 2021, parts orders of our travel service business have recovered.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2021 and 2020 were $20,800 and $3,910, respectively, with an increase of $16,890 over the same period in 2020. The increase mainly due to the service orders increase a lot, thus the cost of revenue increased accordingly.

Cost of Revenue for the six months ended June 30, 2021 and 2020 were $52,250 and $10,038, respectively, with an increase of $42,212 over the same period in 2020. The increase mainly due to the service orders increase significantly, thus the cost of revenue increased accordingly.

Gross Profit

Gross profits were $19,205 and $10,067 for the three months ended June 30, 2021 and 2020, respectively, an increase of $9,138 over the same period in 2020. The gross profit margin as a percentage of sales for the three months ending June 30, 2021 and 2020 were 48.01% and 72.03% respectively.

Gross profits were $23 and $12,671 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $12,648 over the same period in 2020. The gross profit margin as a percentage of sales for the six months ending June 30, 2021 and 2020 were 0.04% and 55.80%, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 and 2020 were $55,645 and $20,188 respectively for an increase of $35,457. The increase mainly due to professional fees paid during the tree months ended June 30, 2021. The company paid legal fees and audit fees which were related to the OTC listing and restatement of quarterly financial report during the three month ended June 30, 2021.

Operating expenses for the six months ended June 30, 2021 and 2020 were $78,805 and $32,767, respectively, an increase of $46,038 from the same period in 2020. The increase was mainly due to the effect of COVID-19 which the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. There was no such item during the six months ended June 30, 2021. The increase was also due to the professional fees paid which was mentioned above.

Other Income

Other income consists of interest income and exchange gain (loss) for the three months ended June 30, 2021 and 2020, the net other income were $20,005 and $2,719, respectively with an increase of $17,286. The increase was mainly due to the change of exchange rate and the increase of average cash balance. For the six months ended June 30, 2021 and 2020, the net other income (expenses) were $19,906 and $2,961, respectively with an increase of $16,945. The increase was mainly due to the change of exchange rate and the increase of average cash balance.

For the three and six months ended June 30, 2020 compared to June 30, 2019

Revenue

For the three months ended June 30, 2020 and 2019, revenues were $13,977 and $13,253, respectively, with an increase of $724 over the same period in 2019. Due to the effect of COVID-19, the number of travellers between Guangdong province and Hong Kong decease significantly. Thus the orders of our travel service business decreased in the three months ended June 30, 2020. The decrease was offset by development service revenue RMB68,000 (USD 9,605) for we provided development service for Shenzhen Shangjia Electronic Technology Co., Ltd to develop an applet base on WeChat platform.

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

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2020 and 2019 were $3,910 and $12,678, respectively, with a decrease of $8,768 over the same period in 2019. The decrease mainly due to the service orders decreased significantly, thus the cost of revenue decrease accordingly.

Cost of Revenue for the six months ended June 30, 2020 and 2019 were $10,038 and $23,577, respectively, with a decrease of $13,539 over the same period in 2019. The decrease mainly due to the service orders decreased significantly, thus the cost of revenue decrease accordingly.

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

Operating Expenses

Operating expenses for the three months ended June 30, 2020 and 2019 were $20,188 and $24,278 respectively for a decrease of $4,090. The decrease was mainly due to the effect of COVID-19 and management and employee agreement to decrease salary payments. The management expects the operating expenses will increase in the future.

Operating expenses for the six months ended June 30, 2020 and 2019 were $32,767 and $78,006, respectively, a decrease of $45,239 or 57.99% from the same period in 2019. The decrease mainly due to the effect of COVID-19 the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020.

Other Income

Other income consists of interest income and exchange gain (loss) for the three months ended June 30, 2020 and 2019, the net other income was $2,719 and $1,423, respectively with an increase of $1,296. The increase was mainly due to the change of exchange rate. For the six months ended June 30, 2020 and 2019, the net other income (expenses) were $2,961 and $1,493, respectively with an increase of $1,468. The increase was mainly due to the change of exchange rate.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $241,196 as of June 30, 2021. We had a cash balance of $275,045 and working capital of negative $62,874 as of June 30, 2021. The Company has incurred losses of $58,876 and $17,135 for the six months ended June 30, 2021 and 2020, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of June 30, 2021, we have enough cash to last approximately six months.

Net cash provided by operating activities for the six months ended June 30, 2021, amounted to $26,343, compared to $36,530 net cash provided by operating activities for the six months ended June 30, 2020. The decrease of net cash provided by operating activities was primarily due to the increase of net loss.

There were $0 cash used by investment activities for the six months ended June 30, 2021 and 2020.

Net cash used in financing activities for the six months ended June 30, 2021 amounted to $35,400, compared to net cash provided by financing activities of $195,568 in the same period 2020. In June 2020, we completed the initial public offering and received proceeds of $250,000 before deducting underwriting discounts, commissions and other related expenses.

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

As of the date of this prospectus, the Hong Kong government has reported cases of COVID-19 in the region, has upgraded its response level to emergency, its highest response level, and is taking other steps to manage the outbreak. On February 8, 2020, the Hong Kong government began enforcing a compulsory 21-day quarantine for anyone, with reduced quarantine period for vaccinated persons arriving in Hong Kong from overseas depending on their port of embarkation. Moreover, this mandatory quarantine does not apply to individuals transiting Hong Kong International Airport and certain exempted groups such as flight crews. However, health screening measures are in place at all of Hong Kong’s borders and the Hong Kong authorities will quarantine individual travellers, including passengers transiting the Hong Kong International Airport, if the Hong Kong authorities determine the traveller to be a health risk. On January 30, 2020, the Hong Kong government closed certain transportation links and border checkpoints connecting Hong Kong with mainland China (all located in Guangdong Province) until further notice, and on February 3, 2020 suspended ferry services from Macau (which has border checkpoints connecting Macau with Guangdong Province).

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

We expect the COVID-19 outbreak may materially affect our financial condition and results of operations going forward. Our business operations and active ties in many regions (including Hong Kong and Guangdong Province) may be subject to quarantines, “shelter-in-place” rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. Without limited the generality of the foregoing sentence, any significant disruption to travel, including travel restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, may increase the difficulty and could make it difficult for the Company to provide its services to its customers. Travel restrictions and protective measures against COVID-19 could cause the Company to incur additional unexpected costs and expenses. The extent to which COVID-19 impacts the Company’s business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

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

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Mine Safety Disclosures

Item 5. Other Information.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONY GROUP INC.

Date: August 16, 2021	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)