Form 10-Q
period 2021-09-30
Pony Group Inc.
filed 2021-11-15
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$262,642	$286,957
Accounts receivables	21,472	40,705
Other receivables	330	166
Other receivables-related party	8,998	8,998
Total current assets	293,442	336,826
Total assets	$293,442	$336,826

Liabilities and Equity

Current liabilities
Accounts payable	$21,370	$9,591
Other payable-related party	289,806	300,483
Other current liability	80,227	27,895
Total current liabilities	391,403	337,969
Total liabilities	$391,403	$337,969

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of September 30,2021 and December 31, 2020, respectively*	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange loss	(9,320)	(6,323)
Accumulated deficit	(276,141)	(182,320)
Total Pony Group Inc stockholders’ equity	(97,961)	(1,143)
Total equity	(97,961)	(1,143)
Total liabilities and equity	$293,442	$336,826

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$30,145	$15,662	$82,418	$38,371

Cost of revenue	24,796	2,351	77,046	12,389

Gross profit	5,349	13,311	5,372	25,982

Operating expenses
General & administrative expenses	38,638	37,588	117,443	70,355
Total operating expenses	38,638	37,588	117,443	70,355

Income (loss) from operation	(33,289)	(24,277)	(112,071)	(44,373)

Other income (expenses)
Other income (expense)	(1,656)	(1,521)	18,250	1,440
Total other income	(1,656)	(1,521)	18,250	1,440

Income (Loss) before income taxes	(34,945)	(25,798)	(93,821)	(42,933)
Provision for income tax	-	-	-	-
Net Income (Loss)	$(34,945)	$(25,798)	$(93,821)	$(42,933)

Net Income (Loss)	(34,945)	(25,798)	(93,821)	(42,933)

Other Comprehensive Income	-	-	-	-
Comprehensive income (loss)	(34,945)	(25,798)	(93,821)	(42,933)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2019	9,000,000	$9,000	$-	$-	$(565)	$(140,533)	$(132,098)

Common stock issued	2,500,000	2,500	176,000	-	-	-	178,500

Cumulative Foreign currency translation adjustment	-	-	-	-	(3,400)	-	(3,400)

Net (Loss)		-	-	$-	-	(42,933)	(42,933)
							-
Balance as of September 30, 2020	11,500,000	$11,500	$176,000	$-	$(3,965)	$(183,466)	$69

Cumulative Foreign currency translation adjustment	-	-	-	-	(2,358)	-	(2,358)

Net (Loss)	-	-	-	$-	-	1,146	1,146

Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

Cumulative Foreign currency translation adjustment	-	-	-	-	(2,977)	-	(2,977)

Net (Loss)	-	-	-	-	-	(93,821)	(93,821)

Balance as of September 30, 2021	11,500,000	$11,500	$176,000	$-	$(9,320)	$(276,141)	$(97,961)

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2021	2020

Operating activities
Net Loss	$(93,821)	$(42,933)

Changes in operating assets and liabilities:
Accounts receivable	19,233	(15,896)
Other receivable	(164)	(128)
Accounts payable	11,779	-
Other payable	52,332	57,046
Cash provided (used) in operating activities	(10,641)	(1,911)

Cash flow used in investing activities:
Investment in Pony HK	-	-
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	-	(23,000)
Advance from (repayment to) related party	(10,677)	(6,954)
Proceed from Issue of Common Stock	-	250,000
Cash provided by financing activities	(10,677)	220,046

Effects of currency translation on cash	(2,997)	(3,400)

Net increase (decrease) in cash	(24,315)	214,735
Cash at beginning of the period	286,957	44,105
Cash at end of period	$262,642	$258,840

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

NOTE 1 - ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

PONY GROUP INC, (The “Company” or “PONY”) was incorporated on January 7, 2019 in the state of Delaware.

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

Details of the Company’s structure as of September 30, 2021 are as follow:

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

As of September 30, 2021 and December 31, 2020, accounts receivable was $21,472 and $40,705, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

PONY LIMOUSINE SERVICES LIMITED, a 100% subsidiary of the Company, has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 75.97% of the revenue for the nine months ended September 30, 2021 and 37.02% for the same period 2020, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2020
Balance sheet	HK$7.79 to US $1.00	RMB 6.44 to US $1.00
Statement of operation and other comprehensive income	HK$7.77 to US $1.00	RMB 6.47 to US$1.00
December 31, 2020
Balance sheet	HK$7.75 to US $1.00	RMB 6.53 to US $1.00
September 30, 2020
Statement of operation and other comprehensive income	HK$7.76 to US $1.00	RMB 6.99 to US$1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $93,821 and $42,933 during the nine months ended September 30, 2021 and 2020, respectively.

The Company has accumulated deficit of $276,141 and $182,320 as of September 30, 2021 and December 31, 2020, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), during the nine months ended September 30, 2021, Pony HK paid $77,914 on behalf of PONY GROUP INC for U.S. legal and audit costs in connection with the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	September 30, 2021	December 31, 2020
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	September 30, 2021	December 31, 2020
To Wenxian Fan	$289,806	$300,483
Total due to related parties	$289,806	$300,483

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from two major suppliers during the nine months ended September 30, 2021: CHANGYING BUSINESS LIMITED for 54.03%, Shenzhen Lingshang Cultural Technology Co., Ltd for 33.50%.

The Company had one major customer for the nine months ended September 30, 2021: HENG TAI WINE LIMITED for 76.1% of revenue.

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 12, 2021, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three and nine months ended September 30, 2021 Compared to September 30, 2020

Revenue

For the three months ended September 30, 2021 and 2020, revenues were $30,145 and $15,662, respectively, with an increase of $14,483 over the same period in 2020. Due to the effects of COVID-19, the number of travellers between Guangdong province and Hong Kong deceased significantly during the three months ended September 30, 2020.

During the nine months ended September 30, 2021, orders for our travel service business have recovered.

For the nine months ended September 30, 2021 and 2020, revenues were $82,418 and $38,371 respectively, with an increase of $44,047 over the same period in 2020.  In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. During the nine months ended September 30, 2021, orders for our travel service business have recovered.

Cost of Revenue

Cost of Revenue for the three months ended September 30, 2021 and 2020 were $24,796 and $2,351, respectively, with an increase of $22,445 over the same period in 2020. The increase mainly due to increase of service orders during the quarter thus the cost of revenue increased accordingly.

Cost of Revenue for the nine months ended September 30, 2021 and 2020 were $77,046 and $12,389, respectively, with an increase of $64,657 over the same period in 2020. The increase mainly due to increase of service orders during the quarter thus the cost of revenue increased accordingly.

Gross Profit

Gross profits were $5,349 and $13,311 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $7,962 over the same period in 2020. The gross profit margin as a percentage of sales for the three months ending September 30, 2021 and 2020 were 17.74% and 84.99% respectively.

Gross profits were $5,372 and $25,982 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $20,610 over the same period in 2020. The gross profit margin as a percentage of sales for the nine months ending September 30, 2021 and 2020 were 6.52% and 67.71%, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 and 2020 were $38,638 and $37,588 respectively for an increase of $1,050.

Operating expenses for the nine months ended September 30, 2021 and 2020 were $117,443 and $70,355, respectively, an increase of $47,088 from the same period in 2020. The increase was mainly due to the effect of COVID-19 which the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. There was no such item during the nine months ended September 30, 2021.

Other Income (expense)

Other income consists of interest income and exchange gain (loss) for the three months ended September 30, 2021 and 2020, the net other expense were $1,656 and $1,521, respectively with an increase of $135. The increase was mainly due to the change of exchange rate and the increase of average cash balance.

For the nine months ended September 30, 2021 and 2020, the net other income were $18,250 and $1,440, respectively with an increase of $16,810. The increase was mainly due to the change of exchange rate and the increase of average cash balance.

For the three and nine months ended September 30, 2020 compared to September 30, 2019

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

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $276,141 as of September 30, 2021. We had a cash balance of $262,642 and working capital of negative $97,961 as of September 30, 2021. The Company has incurred losses of $93,821 and $42,933 for the nine months ended September 30, 2021 and 2020, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of September 30, 2021, we have enough cash to last approximately six months.

Net cash used in operating activities for the nine months ended September 30, 2021, amounted to $10,641, compared to $1,911 net cash used in operating activities for the nine months ended September 30, 2020. The increase of net cash used in operating activities mainly due to the increase of net loss.

There were $0 cash used by investment activities for the nine months ended September 30, 2021 and 2020.

Net cash used in financing activities for the nine months ended September 30, 2021 amounted to $16,677, compared to net cash provided by financing activities of $220,046 in the same period 2020. In June 2020, we completed the initial public offering and received proceeds of $250,000 before deducting underwriting discounts, commissions and other related expenses.

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

As of the date of this prospectus, the Hong Kong government has reported cases of COVID-19 in the city, has upgraded its response level to emergency, its highest response level, and is taking other steps to manage the outbreak. On February 8, 2020, the Hong Kong government began enforcing a compulsory 21-day quarantine for anyone, with reduced quarantine period for vaccinated persons arriving in Hong Kong from overseas depending on their port of embarkation. Moreover, this mandatory quarantine does not apply to individuals transiting Hong Kong International Airport and certain exempted groups such as flight crews. However, health screening measures are in place at all of Hong Kong’s borders and the Hong Kong authorities will quarantine individual travellers, including passengers transiting the Hong Kong International Airport, if the Hong Kong authorities determine the traveller to be a health risk. On January 30, 2020, the Hong Kong government closed certain transportation links and border checkpoints connecting Hong Kong with mainland China (all located in Guangdong Province) until further notice, and on February 3, 2020 suspended ferry services from Macau (which has border checkpoints connecting Macau with Guangdong Province).

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

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

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

PONY GROUP INC.

Date: November 15, 2021	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)