Form 10-K
period 2021-12-31
Pony Group Inc.
filed 2022-03-31
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-234358

PONY GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3532241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Engineer Experiment Building, A202 7 Gaoxin South Avenue, Nanshan District Shenzhen, Guangdong Province People’s Republic of China	518000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +86 0755 86665622

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value of the Registrant’s common stock outstanding, other than the shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was approximately $8,800.

As of December 31, 2021, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

PONY GROUP INC.

i

Unless otherwise stated in this Annual Report on Form 10-K (“Report”), references to:

●	“China” or the “PRC” refers to the People’s Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;

●	“RMB” and “Renminbi” refer to the legal currency of China;

●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;

●	“Pony,” “we,” “us,” “our company” and “our” refer to Pony Group Inc., its subsidiaries.

●	“PonyHK” refer to Pony Limousine Services Limited., our wholly owned subsidiary in Hong Kong; and

●	“Universe Travel” refers to Universe Travel Culture & Technology Ltd., a wholly-owned PRC subsidiary of Pony HK.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	the expected growth and heavy regulation of the credit industry, and marketplace lending in particular, in China;

●	the growth in China of disposable household income and the availability and cost of credit available to finance car purchases;

●	the growth of China’s ride-hailing, automobile financing and leasing industries;

●	taxes and other incentives or disincentives related to car purchases and ownership;

●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;

●	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectations regarding our customer base;

●	our plans to invest in our automobile transaction and related services business;

●	our relationships with our business partners;

●	competition in our industries;

●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and

●	relevant government policies and regulations relating to our industries.

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

iii

PART I

Item 1. Business

Overview

Pony Group Inc. (‘Company” or “Pony”) was incorporated on January 7, 2019 in the state of Delaware.

Our Corporate History

On March 7, 2019, Pony Group Inc (the “Purchaser”), and Wenxian Fan, the sole owner of Pony Limousine Services Limited, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Wenxian Fan (the “Seller”) would sell to the Purchaser, and the Purchaser will purchase from the Seller, 10,000 shares of the Pony Limousine Services Limited (“Pony HK”), which represented 100% of the shares. On March 7, 2019, this transaction was completed.

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

Facilities

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,570). The lease for this facility expires on February 28, 2022. We believe the rented space is sufficient for our current operations. We believe our facilities are sufficient for our current needs.

Insurance

We currently do not have any insurance coverage other than participation in various governm可ent statutory social security plans, including a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund.

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

As a public company, we will incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

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

Most of our operations are conducted in the PRC and a significant percentage of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs.

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

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through VIE arrangements. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. As substantially all of our operations are based in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by China based companies could adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations and our business in China and United States, as well as the market price of our common stock, may also be adversely affected.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Substantially all of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions remain unclear on how the law will be interpreted, amended and implemented by the relevant PRC governmental authorities, but the Opinions and any related implementing rules to be enacted may subject us to compliance requirements in the future.¶

On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

On December 28, 2021, the Measures for Cybersecurity Review (2021 version) was promulgated and took effect on February 15, 2022, which iterates that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. Further, Measures for Cybersecurity Review (2021 version) was recently adopted and the Network Internet Data Protection Draft Regulations (draft for comments) is in the process of being formulated and the Opinions remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities.

There remains uncertainties as to when the final measures will be issued and take effect, how they will be enacted, interpreted or implemented, and whether they will affect us. If we inadvertently conclude that the Measures for Cybersecurity Review (2021 version) do not apply to us, or applicable laws, regulations, or interpretations change and it is determined in the future that the Measures for Cybersecurity Review (2021 version) become applicable to us, we may be subject to review when conducting data processing activities, and may face challenges in addressing its requirements and make necessary changes to our internal policies and practices. We may incur substantial costs in complying with the Measures for Cybersecurity Review (2021 version), which could result in material adverse changes in our business operations and financial position. If we are not able to fully comply with the Measures for Cybersecurity Review (2021 version), our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments), both of which had a comment period that expired on January 23, 2022, and if enacted, may subject us to additional compliance requirement in the future.

Thus, it is still uncertain how PRC governmental authorities will regulate overseas listing in general and whether we are required to obtain any specific regulatory approvals. Furthermore, if the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for this offering and any follow-on offering, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors.

Furthermore, the PRC government authorities may strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence our operations at any time, which are beyond our control. Therefore, any such action may adversely affect our operations and significantly limit or hinder our ability to offer or continue to offer securities to you and reduce the value of such securities.

Uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock or impair our ability to raise money.

The PRC government exerts substantial influence over the manner in which we conduct our business activities. The PRC government may also intervene or influence our operations and this offering at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless.

We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our holding company or any of our PRC subsidiaries were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, continue to offer securities to investors, or materially affect the interest of the investors and cause significantly depreciation of our price of common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in our operations in China.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. Similarly, our business segments may be subject to various government and regulatory interference in the regions in which we operate. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry. Recent statements by the Chinese government indicating an intent, and the PRC government may take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless.

The CSRC has released for public consultation the draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. While such rules have not yet gone into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

On December 24, 2021, the CSRC released the Draft Rules Regarding Overseas Listing, which had a comment period that expired on January 23, 2022. The Draft Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in overseas markets.

The Draft Rules Regarding Overseas Listing stipulate that the Chinese-based companies, or the issuer, shall fulfill the filing procedures within three working days after the issuer makes an application for initial public offering and listing in an overseas market. The required filing materials for an initial public offering and listing should include at least the following: record-filing report and related undertakings; regulatory opinions, record-filing, approval and other documents issued by competent regulatory authorities of relevant industries (if applicable); and security assessment opinion issued by relevant regulatory authorities (if applicable); PRC legal opinion; and prospectus.

In addition, an overseas offering and listing is prohibited under any of the following circumstances: (1) if the intended securities offering and listing is specifically prohibited by national laws and regulations and relevant provisions; (2) if the intended securities offering and listing may constitute a threat to or endangers national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) if there are material ownership disputes over the equity, major assets, and core technology, etc. of the issuer; (4) if, in the past three years, the domestic enterprise or its controlling shareholders or actual controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in past three years, directors, supervisors, or senior executives have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Draft Administration Provisions defines the legal liabilities of breaches such as failure in fulfilling filing obligations or fraudulent filing conducts, imposing a fine between RMB 1 million and RMB 10 million, and in cases of severe violations, a parallel order to suspend relevant business or halt operation for rectification, revoke relevant business permits or operational license.

The Draft Rules Regarding Overseas Listing, if enacted, may subject us to additional compliance requirement in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Draft Rules Regarding Overseas List on a timely basis, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our common stock to significantly decline in value or become worthless.

Failure to make adequate contributions to various employee benefit plans and withhold individual income tax on employees’ salaries as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government-mandated employee benefit contribution plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit contribution plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Companies operating in China are also required to withhold individual income tax on employees’ salaries based on the actual salary of each employee upon payment. We may be subject to late fees and fines in relation to the underpaid employee benefits and under-withheld individual income tax, our financial condition and results of operations may be adversely affected.

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

On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses, including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that its application to conduct outside Hong Kong by non-permanent residents of Hong Kong could limit the activities of or negatively impact us. The United States and other countries may take action against China, its leaders and leaders of Hong Kong, which may include the imposition of sanctions. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could negatively impact the security and stability of the region and have a material adverse effect on our business. The aforementioned risks, including an expansionary application of the National Security Law in unpredictable circumstances by the Chinese authorities, and any downturn in Hong Kong’s economy could negatively impact the industries in which we participate, negatively impact our business operations and have a material adverse effect on our results of operations, financial condition and cash flow.

Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such common stock from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

Furthermore, various equity-based research organizations have recently published reports on China-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. Any similar scrutiny on us, regardless of its lack of merit, could cause the market price of our common stock to fall, divert management resources and energy, cause us to incur expenses in defending ourselves against rumors, and increase the premiums we pay for director and officer insurance.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor’s registration with the PCAOB took effect in September 2020 and it is currently subject to PCAOB inspections. The PCAOB currently has access to inspect the working papers of our auditor. However, the recent developments would add uncertainties to our offering and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The implications of this possible regulation in addition to the requirements of the HFCA Act are uncertain. While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. Such uncertainty could cause the market price of our common stock to be materially and adversely affected, and our securities could be delisted and prohibited from being traded on the national securities exchange earlier than would be required by the HFCA Act. If our securities are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our common stock.

Further, new laws and regulations or changes in laws and regulations in both the United States and China could affect our ability to list our common stock, which could materially impair the market for and market price of our common stock.

Risks Related to Our Common Stock

Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Ms. Fan, our Chief Executive Officer, President and director have over 78.3% beneficial ownership of our Company, through Pony Group Ltd, KERUIDA Investment Limited, Synionm Investments Limited and Wisdom Travel Service Investments Limited, which is beneficially owned by Ms. Fan. As a result, Ms. Fan will have the ability to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,570). The lease for this facility expires on February 28, 2022. We believe the rented space is sufficient for our current operations. We believe our facilities are sufficient for our current needs.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

On December 31, 2021, our common stock was not traded on any stock exchange.

Holders

Based upon information furnished by our transfer agent, as of December 31, 2021, the Company had 62 stockholders of record.

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

Recent Sales of Unregistered Securities

None

Item 6. [Reserved]

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the Year ended December 31, 2021 Compared to December 31, 2020

Revenue

For the year ended December 31, 2021 and 2020, revenues were $157,627 and $115,381, respectively, with an increase of $42,246 over the same period in 2020. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. During the year ended December 31, 2021, orders for our travel service business have recovered.

Cost of Revenue

Cost of Revenue for the year ended December 31, 2021 and 2020 were $102,314 and $58,191, respectively, with an increase of $44,123 over the same period in 2022. The increase mainly due to the increase of revenue, the cost of revenue increase accordingly.

Gross Profit

Gross profits were $55,313 and $57,190 for the year ended December 31, 2021 and 2020, respectively, a decrease of $1,877 over the same period in 2020.

Operating Expenses

Operating expenses for the year ended December 31, 2021 and 2020 were $171,276 and $100,742, respectively, with an increase of $70,534 or 70.01% from the same period in 2020. The increase mainly due to the effect of COVID-19 the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. There was no such item during the year ended December 31, 2021.

Other Income (Expense)

Other income consists of interest income and exchange gain (loss) for the year ended December 31, 2021 and 2020 the net other income were $17,957 when it was$1,765 for the same period in 2020.The change of other Income(expense) mainly due to the change of exchange rate . The increase was mainly due to the change of exchange rate and the increase of average cash balance.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $280,326 at December 31, 2021. We had a cash balance of $266,011 and working capital deficit of $102,984 as of December 31, 2021. The Company has incurred losses of $98,006 and $41,787 for the year ended December 31 2021 and 2020, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of December 31, 2021, we had enough cash to last approximately six months.

Net cash used in operating activities for the year ended December 31, 2021, amounted to $2,778, compared to $61,082 net cash used in operating activities for the year ended December 31, 2020.

There were $0 cash used by investment activities for the year ended December 31, 2021 and 2020.

Net cash used in financing activities for the year ended December 31, 2021 amounted to $14,333, compared to net cash provided by financing activities of $ 309,692 in the same period 2020. In June 2020, we completed the initial public offering and received proceeds of $250,000 before deducting underwriting discounts, commissions and other related expenses.

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

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 hereof.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Pony Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pony Group, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

March 30, 2022

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$266,011	$286,957
Accounts receivables	47,838	40,705
Other receivables	301	166
Other receivables-related parties	8,998	8,998
Total current assets	323,148	336,826

Total assets	$323,148	$336,826

Liabilities and Equity

Current liabilities
Accounts payable	$37,052	$9,591
Other payable- related parties	286,150	300,483
Other current liability	102,930	27,895
Total current liabilities	426,132	337,969
Total liabilities	$426,132	$337,969

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively*	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange loss	(10,158)	(6,323)
Accumulated deficit	(280,326)	(182,320)
Total Pony Group Inc stockholders’ equity	(102,984)	(1,143)
Total equity	(102,984)	(1,143)
Total liabilities and equity	$323,148	$336,826

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2021	2020
Revenue	$157,627	$115,381

Cost of revenue	102,314	58,191

Gross profit	55,313	57,190

Operating expenses
General & administrative expenses	160,812	100,742
R&D expense	10,464	-
Total operating expenses	171,276	100,742

Income (loss) from operation	(115,963)	(43,552)

Other income (expenses)
Other income (expense)	17,957	1,765
Total other income	17,957	1,765

Loss before income taxes	(98,006)	(41,787)
Provision for income tax		-
Net Loss	$(98,006)	$(41,787)

Net Loss	(98,006)	(41,787)

Other Comprehensive Income		-
Comprehensive loss	$(98,006)	$(41,787)
Basic and diluted earnings (loss) per common share*	$(0.009)	$(0.004)
Weighted average number of shares outstanding*	11,500,000	10,250,000

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2019	9,000,000	$9,000	$-	$-	$(565)	$(140,533)	$(132,098)

Common stock issued	2,500,000	2,500	176,000	-	-	-	178,500

Cumulative Foreign currency translation adjustment	-	-	-	-	(5,758)	-	(5,758)

Net (Loss)		-	-	$-	-	(41,787)	(41,787)

Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

Cumulative Foreign currency translation adjustment	-	-	-	-	(3,835)	-	(3,835)

Net (Loss)	-	-	-	-	-	(98,006)	(98,006)

Balance as of December 31, 2021	11,500,000	$11,500	$176,000	$-	(10,158)	(280,326)	(102,984)

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2021	2020

Operating activities
Net Loss	$(98,006)	$(41,787)

Changes in operating assets and liabilities:
Accounts receivable	(7,133)	(40,705)
Other receivable	(135)	(135)
Accounts payable	27,461	(9,591)
Other payable	75,035	11,954
Cash provided (used) in operating activities	(2,778)	(61,082)

Cash flow used in investing activities:
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	-	(23,000)
Advance from (repayment to) related party	(14,333)	82,692
Proceed from Issue of Common Stock	-	250,000
Cash provided by financing activities	(14,333)	309,692

Effects of currency translation on cash	(3,835)	(5,758)

Net increase (decrease) in cash	(20,946)	242,852
Cash at beginning of the period	286,957	44,105
Cash at end of period	$266,011	$286,957

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

Details of the Company’s structure as of December 31, 2021 is as follow:

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

As of December 31, 2021 and December 31, 2020, accounts receivable were $47,838 and $40,705, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The PONY LIMOUSINE SERVICES LIMITED, 100% subsidiary of the company has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 62.55% of the revenue for the year ended December 31, 2021 and 41.09% for the same period 2020, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2021
Balance sheet	HK$7.80 to US $1.00	RMB 6.37 to US $1.00
Statement of operation and other comprehensive income	HK$7.77 to US $1.00	RMB 6.45 to US $1.00
December 31, 2020
Balance sheet	HK$7.75 to US $1.00	RMB 6.53 to US $1.00
Statement of operation and other comprehensive income	HK$7.75 to US $1.00	RMB 6.90 to US $1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $98,006 and $41,787 during the year ended December 31, 2021 and 2020, respectively.

The Company has accumulated deficit of $280,326 and $182,320 as of December 31, 2021 and December 31, 2020, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), as of December 31, 2021, Pony HK has paid $223,399 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	December 31, 2021	December 31, 2020
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	December 31, 2021	December 31, 2020
To Wenxian Fan	$286,150	$300,483
Total due to related parties	$286,150	$300,483

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from two major suppliers for the year ended December 31, 2021: CHANGYING BUSINESS LIMITED for 71.39%, Shenzhen Lingshang Cultural Technology Co., Ltd for 25.31%.

The Company had two major customers for the year ended December 31, 2021: HENG TAI WINE LIMITED for 57.75% of revenue and Beijing Deheng Law Firm for 29.22% of revenue.

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 1, 2022, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current director and offices are as follow:

Name	Age	Position
Wenxian Fan	46	Chief Executive Officer, Chief Financial Officer and Chair of the Board of Directors

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

Executive Compensation

The following table sets forth the aggregate compensation paid to our Chief Executive Officer for services rendered in all capacities for the fiscal years ended December 31, 2020 and 2021.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wenxian Fan	2021	—	—	—	—	—	—
Chair of the Board and Chief Executive Officer	2020	—	—	—	—	—	—

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2020 and 2021.

Fee Category	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2021
Audit Fees (1)	$23,000	$45,000
Audit-Related Fees(2)	$1,000	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (1)
10.1	Transportation Service Agreement, dated May 18, 2016, between Hong Kong Wanjin Industry Co., Limited and the Company (1)
10.2	Transportation Service Agreement, dated May 22, 2016, between Yahong Business Limited and the Company (1)
10.3	Form of Subscription Agreement between the Company and the investor (2)
21.1	Subsidiaries of the Company (1)
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated herein by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 28, 2019. (1)

(2)	Incorporated herein by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 28, 2020. (2)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONY GROUP INC.

Date: March 31, 2022	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)