Form 10-Q
period 2022-03-31
Pony Group Inc.
filed 2022-05-16
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$146,460	$266,011
Accounts receivables	20,104	47,838
Other receivables	325	301
Other receivables-related parties	8,998	8,998
Total current assets	175,887	323,148

Total assets	$175,887	$323,148

Liabilities and Equity

Current liabilities
Accounts payable	$19,568	$37,052
Other payable- related parties	283,235	286,150
Other current liability	92,850	102,930
Total current liabilities	395,653	426,132
Total liabilities	$395,653	$426,132

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively*	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange loss	(10,600)	(10,158)
Accumulated deficit	(396,666)	(280,326)
Total Pony Group Inc stockholders’ equity	(219,766)	(102,984)
Total equity	(219,766)	(102,984)
Total liabilities and equity	$175,887	$323,148

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended March 31,
	2022	2021
Revenue	$29,868	$12,268

Cost of revenue	24,824	31,450

Gross profit	5,044	(19,182)

Operating expenses
General & administrative expenses	114,348	23,160
R&D expense	7,070	-
Total operating expenses	121,418	23,160

Income (loss) from operation	(116,374)	(42,342)

Other income (expenses)
Other income (expense)	34	(99)
Total other income	34	(99)

Loss before income taxes	(116,340)	(42,441)
Provision for income tax		-
Net Loss	$(116,340)	$(42,441)

Net Loss	(116,340)	(42,441)

Other Comprehensive Income		-
Comprehensive loss	$(116,340)	$(42,441)
Basic and diluted earnings (loss) per common share*	$(0.010)	$(0.004)
Weighted average number of shares outstanding*	11,500,000	11,500,000

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

Cumulative Foreign currency translation adjustment	-	-	-	-	(1,758)	-	(1,758)

Net (Loss)		-	-	$-	-	(42,441)	(42,441)
							-
Balance as of March 31, 2021	11,500,000	$11,500	$176,000	$-	$(8,081)	$(225,093)	$(45,674)

Balance as of December 31, 2021	11,500,000	$11,500	$176,000	$-	$(10,158)	$(280,326)	$(102,984)

Cumulative Foreign currency translation adjustment	-	-	-	-	(442)	-	(442)

Net (Loss)	-	-	-	-	-	(116,430)	(116,430)

Balance as of March 31, 2022	11,500,000	$11,500	$176,000	$-	$(10,660)	$(396,666)	$(219,766)

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021

Operating activities
Net Loss	$(116,340)	$(42,441)

Changes in operating assets and liabilities:
Accounts receivable	27,734	15,958
Other receivable	(24)	1
Accounts payable	(17,484)	4,793
Other payable	(10,080)	(11,806)
Cash provided (used) in operating activities	(116,194)	(33,495)

Cash flow used in investing activities:
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	-
Advance from (repayment to) related party	(2,915)	13,094
Cash provided by financing activities	(2,915)	13,094

Effects of currency translation on cash	(442)	(1,758)

Net increase (decrease) in cash	(119,551)	(22,159)
Cash at beginning of the period	266,011	286,625
Cash at end of period	$146,460	$264,466

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

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

PONY LIMOUSINE SERVICES LIMITED (“PONYHK”) is a limited corporation formed under the laws of Hong Kong on April 28, 2016, which was formed by FAN WENXIAN. Its registered office is located at FLAT/RM 01 11/F, LUCKY COMM BLDG, 103 DES VOEUX RD WEST, SHEUNG WAN, HONG KONG. The business nature of the Company is to provide cross boarder limousine services to customers. On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK.

Details of the Company’s structure as of March 31, 2022 are as follow:

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

As of March 31, 2022 and December 31, 2021, accounts receivable was $20,104 and $47,838, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

PONY LIMOUSINE SERVICES LIMITED, a 100% subsidiary of the Company, has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 100% of the revenue for the three month ended March 31, 2022 and 2021, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2022
Balance sheet	HK$7.83 to US $1.00	RMB 6.34 to US $1.00
Statement of operation and other comprehensive income	HK$7.81 to US $1.00	RMB 6.35 to US$1.00
December 31, 2021
Balance sheet	HK$7.80 to US $1.00	RMB 6.37 to US $1.00
March 31, 2021
Statement of operation and other comprehensive income	HK$7.76 to US $1.00	RMB 6.48 to US$1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $116,374 and $42,342 during the three months ended March 31, 2022 and 2021, respectively.

The Company has accumulated deficit of $396,666 and $280,326 as of March 31, 2022 and December 31, 2021, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), as of March 31, 2022, Pony HK has paid $257,059 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	March 31, 2022	December 31, 2021
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	March 31, 2022	December 31, 2021
To Wenxian Fan	$283,235	$286,150
Total due to related parties	$283,235	$286,150

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major supplier during the three months ended March 31, 2022: HK GANGJIANXIANG TRADE CO LTD. for 95.34% of the cost.

The Company had one major customer for the three months ended March 31, 2022: HENG TAI WINE LIMITED for 95.08% of revenue.

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2022, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three months ended March 31, 2022 compared to March 31, 2021

Revenue

For the three months ended March 31, 2022 and 2021, revenues were $29,868 and $12,268, respectively, with an increase of $17,600 over the same period in 2021. Since January 2022, the company provided car service for HK GANGJIANXIANG TRADE CO LTD. which brings in about RMB 60,000 (about $9,464) revenue per month. The increase in revenue can be explained by the providing services to the foregoing new client.

Cost of Revenue

Cost of Revenue for the three months ended March 31, 2022 and 2021 were $24,824 and $31,450, respectively, with a decrease of $6,626 over the same period in 2021. The decrease of cost of revenue was mainly due to Universe Travel. In the first quarter of 2021, Universe Travel was developing an active travel planning service. As such, the cost of developing the service increased the cost of revenue for that quarter. There was no such item since 2022, thus the cost of revenue decreased.

Gross Profit

Gross profits was $5,044 for the three months ended March 31, 2022 when it was a negative $19,182 for the three months ended March 31, 2021. The gross profit margin as a percentage of sales for the three months ended March 31, 2022 was 16.9% when it was negative 156.4% for the three months ended March 31, 2021.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 and 2020 were $38,638 and $37,588 respectively for an increase of $1,050.

Other Income(expense)

Other income consists of interest income and exchange gain (loss) for the three months ended March 31, 2022 and 2021, the net other income was $34 for the three months ended March 31, 2022 when it was other expense of $99 for the same period last year. The increase was mainly due to the change of exchange rate and the increase of average cash balance.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $396,666 as of March 31, 2022. We had a cash balance of $146,460 and working capital of negative $219,766 as of March 31, 2022. The Company has incurred losses of $116,340 and $42,411 for the three months ended March 31, 2022 and 2021, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of March 31, 2022, we have enough cash to continue operations for approximately six months.

Net cash used in operating activities for the three months ended March 31, 2022, amounted to $116,194, compared to $33,495 net cash used in operating activities for the three months ended March 31, 2021. The increase of net cash used in operating activities mainly due to the increase of net loss.

There were $0 cash used by investment activities for the three months ended March 31, 2022 and 2021.

Net cash used in financing activities for the three months ended March 31, 2022 amounted to $2,915, compared to net cash provided by financing activities of $13,094 in the same period 2021.

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

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

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

PONY GROUP INC.

Date: May 16, 2022	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)