Form 10-Q
period 2022-06-30
Pony Group Inc.
filed 2022-08-15
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	Unaudited
Assets
Current assets
Cash and cash equivalents	$44,800	$266,011
Accounts receivables	29,107	47,838
Other receivables	502	301
Other receivables-related parties	8,998	8,998
Total current assets	83,407	323,148

Total assets	$83,407	$323,148

Liabilities and Equity

Current liabilities
Accounts payable	$31,291	$37,052
Other payable- related parties	356,450	286,150
Other current liability	23,237	102,930
Total current liabilities	410,978	426,132
Total liabilities	$410,978	$426,132

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange loss	(897)	(10,158)
Accumulated deficit	(514,174)	(280,326)
Total Pony Group Inc stockholders’ equity	(327,571)	(102,984)
Total equity	(327,571)	(102,984)
Total liabilities and equity	$83,407	$323,148

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$23,696	$40,005	$53,564	$52,273

Cost of revenue	6,769	20,800	31,593	52,250

Gross profit	16,927	19,205	21,971	23

Operating expenses
General & administrative expenses	123,775	55,645	238,123	78,805
R&D expense	10,187	-	17,257	-
Total operating expenses	133,962	55,645	255,380	78,805

Income (loss) from operation	(117,035)	(36,440)	(233,409)	(78,782)

Other income (expenses)
Other income (expense)	(473)	20,005	(439)	19,906
Total other income	(473)	20,005	(439)	19,906

Income (Loss) before income taxes	(117,508)	(16,435)	(233,848)	(58,876)
Provision for income tax		-		-
Net Income (Loss)	$(117,508)	$(16,435)	$(233,848)	$(58,876)

Other Comprehensive Income		-		-
Comprehensive income (loss)	(117,508)	(16,435)	(233,848)	(58,876)
Basic and diluted earnings (loss) per common share*	(0.010)	(0.001)	(0.020)	(0.005)
Weighted average number of shares outstanding*	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

Cumulative Foreign currency translation adjustment	-	-	-	-	(2,855)	-	(2,855)

Net (Loss)		-	-	$-	-	(58,876)	(58,876)
							-
Balance as of June 30, 2021	11,500,000	$11,500	$176,000	$-	$(9,178)	$(241,196)	$(62,874)

Balance as of December 31, 2021	11,500,000	$11,500	$176,000	$-	$(10,158)	$(280,326)	$(102,984)

Cumulative Foreign currency translation adjustment	-	-	-	-	9,261	-	9,261

Net (Loss)	-	-	-	-	-	(233,848)	(233,848)

Balance as of June 30, 2022	11,500,000	$11,500	$176,000	$-	$(897)	$(514,174)	$(327,571)

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

	For The Six Months Ended June 30,
	2022	2021

Operating activities
Net Loss	$(233,848)	$(58,876)

Changes in operating assets and liabilities:
Accounts receivable	18,731	27,325
Other receivable	(201)	(1)
Accounts payable	(5,761)	6,867
Other payable	(79,693)	51,028
Cash provided (used) in operating activities	(300,772)	26,343

Cash flow used in investing activities:
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	-	-
Advance from (repayment to) related party	70,300	(35,400)
Cash provided by financing activities	70,300	(35,400)

Effects of currency translation on cash	9,261	(2,855)

Net increase (decrease) in cash	(221,211)	(11,912)
Cash at beginning of the period	266,011	286,957
Cash at end of period	$44,800	$275,045

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

Details of the Company’s structure as of June 30, 2022 are as follow:

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

As of June 30, 2022 and December 31, 2021, accounts receivable was $29,107 and $47,838, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

PONY LIMOUSINE SERVICES LIMITED, a 100% subsidiary of the Company, has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients account for 100% of the revenue for the six month ended June 30, 2022 and 2021, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2022
Balance sheet	HK$7.83 to US $1.00	RMB 6.69 to US $1.00
Statement of operation and other comprehensive income	HK$7.85 to US $1.00	RMB 6.61 to US$1.00
December 31, 2021
Balance sheet	HK$7.80 to US $1.00	RMB 6.37 to US $1.00
June 30, 2021
Statement of operation and other comprehensive income	HK$7.77 to US $1.00	RMB 6.46 to US$1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $233,848 and $58,876 during the six months ended June 30, 2022 and 2021, respectively.

The Company has accumulated deficit of $514,174 and $280,326 as of June 30, 2022 and December 31, 2021, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on January 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), as of June 30, 2022, Pony HK has paid $266,879 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	June 30, 2022	December 31, 2021
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	June 30, 2022	December 31, 2021
To Wenxian Fan	$356,450	$286,150
Total due to related parties	$356,450	$286,150

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major supplier during the six months ended June 30, 2022: Changying Business Limited for 96.34% of the cost.

The Company had two major customers for the six months ended June 30, 2022: HK Gangjianxiang Trade Co Ltd. (“Gangjianxiang”) for 69.83% of the revenue and Shenzhen Shangjia Electronic Technology., Ltd (“Shangjia”) for 27.43% of revenue.

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2022, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

We were incorporated in the State of Delaware on January 7, 2019. We are a travel service provider. We currently provide car services to individual and group travelers. We currently offer carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. We collaborate with car fleet companies and charge a service fee by matching the traveler and the driver. We officially launched our online service through our “Let’s Go” mobile application in December 2019 to provide multi-language services to international travelers coming to visit China. Redefining the user experience, we aim to provide our users with comprehensive and convenient service offerings and become a one-stop travel booking resource for travelers. While network scale is important, we recognize that transportation happens locally. We currently operate in two markets – Guangdong Province and Hong Kong and plan to expand our offering in more oversea markets.

Plan of Operations

In January 2019, we started our Research and Development (“R&D”) project mobile Lets Go App (“App”) designed to have multi-language interface to attract users from the world, focusing on providing one-stop travel services to foreigners traveling in China, for both leisure and business.

In April 2019, we rolled out basic version which supports carpooling, car rental, airport pick-up and/or drop-off, etc., ready for download at Apple App store; the basic version has an interface in Chinese language only. In May 2019, we rolled out the second version which has an enhanced interface in both Chinese and English language which supports payment through PayPal. By the end of 2019, we rolled out third version which has multi-language interface to attract users from all-over the world. In January 2020, we official launched the App.

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

Results of Operations

For the three months ended June 30, 2022 compared to June 30, 2021

Revenue

For the three months ended June, 2022 and 2021, revenues were $23,696 and $40,005, respectively, with a decrease of $16,309 over the same period in 2021. Due to the effect of COVID-19, the number of travellers between Guangdong province and Hong Kong decease significantly. Thus, the orders of our travel service business decreased.

For the six months ended June 30, 2022 and 2021, revenues were $53,564 and $52,273 respectively, with an increase of $1,291 over the same period in 2021. From January to March 2022, the Company provided car service to Gangjianxiang which brought in approximately RMB 60,000 (about $9,464) of revenue per month. Orders from Gangjianxiang brought in approximately RMB20,000 (about $2,551) from April 2022 due to a decrease in demand for services from Gangjianxiang.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2022 and 2021 were $6,769 and $20,800, respectively, with a decrease of $12,436 over the same period in 2021. The decrease was mainly due to the decrease of orders placed, thus the cost of revenue decreased accordingly.

Cost of Revenue for the six months ended June 30, 2022 and 2021 were $31,593 and $52,250, respectively, with a decrease of $20,657 over the same period in 2021. The decrease of cost of revenue was mainly due to Universe Travel developing an active travel planning service in the first quarter of 2021. As such, the cost of developing the service increased the cost of revenue for such quarter. There was no such item in 2022, thus the cost of revenue decreased for the six months ended June 30, 2022.

Gross Profit

Gross profits were $16,927 and $19,205 for the three months ended June 30, 2022 and 2021. The gross profit margin as a percentage of sales were 71.43% and 48.01% for the three months ended June 30, 2022 and 2021, respectively. The increase of gross profit margin was due to Universe Travel providing technology development services to Shangjia in June 2022, which brought in $14,692 in revenue for the Company. The total contract amount of the technology development services was RMB100,000 (about USD15,129). This service provided has a higher gross profit margin and led to the increase of the total gross profit margin for the three months ended June 30, 2022.

Gross profits were $21,971 and $23 for the six months ended June 30, 2022 and 2021, respectively. The gross profit margin as a percentage of sales for the six months ending June 30, 2022 and 2021 were 41.02% and 0.04%, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 and 2021 were $133,962 and $55,645 respectively for an increase of $78,317. The increase was mainly due to service fee paid for OTC listing and other consulting services fees. R&D expenses increased to $10,187 for the Company to develop and maintain the App.

Operating expenses for the six months ended June 30, 2022 and 2021 were $255,380 and $78,805, respectively, an increase of $176,575 from the same period in 2021. The increase was mainly due to service fee paid for OTC listing and other consulting services fees. R&D expenses increased to $17,257 for the Company to develop and maintain the App.

Other Income (expense)

Other income consists of interest income and exchange gain (loss) for the three months ended June 30, 2022 and 2021, the Net Other Expense was $473 when it was a net income of $20,005 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

For the six months ended June 30, 2022 and 2021, the net other expense was $439 when it was a net other income of $19,906 in the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $514,174 as of June 30, 2022. We had a cash balance of $44,800 and working capital of negative $327,571 as of June 30, 2022. The Company has incurred losses of $117,508 and $16,435 for the three months ended June 30, 2022 and 2021, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of June 30, 2022, we have enough cash to continue operations for approximately six months.

Net cash used in operating activities for the six months ended June 30, 2022, amounted to $300,722, compared to $26,342 net cash used in operating activities for the six months ended June 30, 2021. The increase of net cash used in operating activities mainly due to the increase of net loss.

There were $0 cash used in investment activities for the six months ended June 30, 2022 and 2021.

Net cash provided by financing activities for the six months ended June 30, 2022 amounted to $70,300, compared to net cash used in financing activities of $35,400 in the same period 2021. The net cash provided by financing activities were from shareholders which paid cost and other expenses on behalf of the Company.

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

As of the date of this prospectus, the Hong Kong government has reported cases of COVID-19 in the city, has upgraded its response level to emergency, its highest response level, and is taking other steps to manage the outbreak. As of the date of this report, the Hong Kong government is enforcing a compulsory 7-day quarantine for anyone, with reduced quarantine period for vaccinated persons arriving in Hong Kong from overseas depending on their port of embarkation. Moreover, this mandatory quarantine does not apply to individuals transiting Hong Kong International Airport and certain exempted groups such as flight crews. However, health screening measures are in place at all of Hong Kong’s borders and the Hong Kong authorities will quarantine individual travellers, including passengers transiting the Hong Kong International Airport, if the Hong Kong authorities determine the traveller to be a health risk. On January 30, 2020, the Hong Kong government closed certain transportation links and border checkpoints connecting Hong Kong with mainland China (all located in Guangdong Province) until further notice, and on February 3, 2020 suspended ferry services from Macau (which has border checkpoints connecting Macau with Guangdong Province).

The effects of the COVID-19 pandemic, including the travel restrictions described above, have resulted in a dramatic reduction in the number of people travelling from Guangdong Province to Hong Kong and a similar reduction in the number of our customers and have severely impacted our operating results. The number of travellers between Guangdong province and Hong Kong deceases significantly. Thus, the orders for our travel service business decreased. In the same period, we started provided monthly subscription service to obtain new customers. From January to March 2022, the company provided car service to Gangjianxiang which brought in approximately RMB 60,000 (about $9,464) of revenue per month. Orders from Gangjianxiang brought in approximately RMB20,000 (about $2,551) since April 2022. And also “Universe Travel” started to provided technology and development service, we believe that this new business will bring more revenue in the future.

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

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONY GROUP INC.

Date: August 15, 2022	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)