Form 10-K/A
period 2021-12-31
Pony Group Inc.
filed 2022-09-23
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Our Corporate Structure

We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity (“VIE”) structure with any entity in China. The following diagram illustrates our corporate structure, including our subsidiaries as of the date of this Report:

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong or Shenzhen operating subsidiary and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in China.”

Currently, PRC laws and regulations do not prohibit direct foreign investment in our Hong Kong or Shenzhen operating subsidiary. Nonetheless, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which would likely cause the value of our securities to significantly decline or become worthless.

The Holding Foreign Companies Accountable Act (the “HFCA Act”)

As more stringent criteria applying to emerging market companies upon assessing the qualification of their auditors have been imposed by the United States Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board (the “PCAOB”) recently, and under the HFCA Act, our securities may be prohibited from being traded on the over-the-counter (the “OTC”) markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited.

The HFCA Act was enacted on December 18, 2020. The HFCA Act states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three thus reducing the time before our securities may be prohibited from trading or being delisted.

On December 16, 2021, the PCAOB issued a determination, under the HFCA Act, on registered public accounting firms headquartered in Hong Kong and the mainland China of the People’s Republic of China that it is unable to inspect or investigate completely. As of this Report, our auditor, BF Borgers CPA PC, is not headquartered in China nor Hong Kong and thus is not subject to such determination.

As a firm registered with the BF Borgers CPA PC is subject to laws in the United States which provide that the PCAOB shall conduct regular inspections to assess the auditor’s compliance with the applicable professional standards. We have no intention of dismissing BF Borgers CPA PC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

See also “Item 1A. Risk Factors – Risks Related to Doing Business in China — Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.”

Regulatory Permissions and Developments

We have determined that the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong, where Pony HK operates, in the future. If there is significant change to current political arrangements between mainland China and Hong Kong, companies operated in Hong Kong such as us may face similar regulatory risks as those operated in PRC, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves. See “Item 1A. Risk Factors – Risks Related to Doing Business in China.”

We are aware that, recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Also, on July 10, 2021, the Cyberspace Administration of China (the “CAC”) issued a revised draft of the Measures for Cybersecurity Review for public comments, or the Revised Draft, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users (which to be further specified) which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and anti-monopoly have not been listed in Annex III and do not apply directly to Hong Kong and, as such, the CAC and CSRC do not currently have jurisdiction over companies operating in Hong Kong.

We have determined that we are not currently required to obtain any permission or approval from the CSRC, the CAC or any other regulatory authority in the PRC for our operations, the trading of our securities on the OTCQB and the offering of our securities to foreign investors. The business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. Further, for our Shenzhen subsidiary, Universe Culture, and to the extent that if we become subject to such PRC laws in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future. We may be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

In addition, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with Pony HK’s operations being in Hong Kong. For example, as a U.S.-listed public company operating primarily in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. Additionally, we are subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we may face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business. Therefore, these risks associated with having part of our operations in Hong Kong could likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors. Furthermore, changes in Chinese internal regulatory mandates, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), the Anti-Monopoly Law, the Cybersecurity Law and the Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong and in Shenzhen, accept foreign investments, or list on an U.S. or other foreign exchange.

The U.S. government, including the SEC, has recently made statements and taken certain actions that may lead to significant changes to U.S. and international relations, and will impact companies with connections to the United States or China (including Hong Kong). The SEC has issued statements primarily focused on companies with significant China-based operations. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations.

For a detailed description of the risks facing the Company and the risks associated with having our operations in Hong Kong, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in China.”

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

We are of the view as a result of: (i) we do not hold personal information on more than one million users in our business operations and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, we are not required to apply for a cybersecurity review under the Measures for Cybersecurity Review (2021 version). Further, the business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong.

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

Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

Our operational activities are conducted in Hong Kong and through our wholly owned subsidiary Universe Travel in Shenzhen in Guangdong Province. Accordingly, political and economic conditions in Hong Kong and the surrounding region, including Guangdong Province, may directly affect our business. Since early 2019, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. The economy of Hong Kong has been negatively impacted, including our retail market, property market, stock market, and tourism, from such protests.

Under the Basic Law, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. We cannot assure you that the Hong Kong protests will not affect Hong Kong’s status as a Special Administrative Region of the People’s Republic of China and thereby affecting its current relations with foreign states and regions.

It is unclear whether there will be other political or social unrest in the near future or that there will not be other events that could lead to the disruption of the economic, political and social conditions in Hong Kong. If such events persist for a prolonged period of time or that the economic, political and social conditions in Hong Kong are to be disrupted, our overall business and results of operations may be adversely affected.

In addition, economic, political and legal developments and social conditions in the PRC may significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC and Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our business operations and prospects, financial condition, and results of operations may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;

●	confiscatory taxation;

●	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;

●	expropriation or nationalization of private enterprises; and

●	the allocation of resources.

Our Hong Kong and Shenzhen subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Pony Group Inc is a holding company incorporated in Delaware with its operating subsidiaries located in Hong Kong and Shenzhen. Most of our cash is maintained in Chinese Yuan. We conduct no other business and, as a result, we depend entirely upon our Hong Kong and Shenzhen operating subsidiaries’ earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. There are currently no restrictions of transferring funds between our Delaware holding company and our operating subsidiaries in Hong Kong and Shenzhen or limitations on the ability of our Hong Kong and Shenzhen subsidiary to issue dividends or other distributions to its overseas shareholders. However, we cannot assure you that the oversight of the PRC government will not be extended to companies operating in Hong Kong and Shenzhen like our Hong Kong and Shenzhen subsidiaries. There is a possibility that the PRC government could prevent our cash maintained in Hong Kong or Shenzhen from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our stockholders and could result in a material adverse change to our business operations, our prospects, financial condition, and results of operations, and could cause our common stock to significantly decline in value or become worthless.

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

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our auditor, Ben Borges CPA PC, is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

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

Transfers of Cash to and from Our Subsidiaries

Pony Group Inc is a holding company incorporated in Delaware with no material operations of its own, and we conduct our business through our indirectly wholly-owned subsidiaries, Pony HK, in Hong Kong and Universe Travel, in Shenzhen. We may rely on dividends and other distributions on equity to be paid by our Hong Kong or Shenzhen subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Currently, substantially all of our operations are in Hong Kong from Pony HK and in Shenzhen from Universe Travel. Pony HK is the parent of a wholly-owned subsidiary, Universe Travel Culture & Technology Ltd., that is incorporated in the PRC. We do not intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Basic Law”), providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. The laws and regulations of the PRC do not currently have any material impact on transfer of cash either from us to Pony HK or from Pony HK to us and the investors in the U.S. In addition, there are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of Hong Kong dollar or the Chinese Yuan into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

We are permitted under the Delaware law to provide funding to our subsidiaries, including Pony HK and Universe Travel, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the U.S. investors. Pony HK is permitted under the laws of Hong Kong to provide funding to Pony Group Inc, the holding company incorporated in Hong Kong, and to Pony HK’s subsidiary, Universe Travel, a company incorporated in the PRC, through dividend or other distribution without restrictions on the amount of the funds. As of the date of this Report, there has been no dividends or distributions between our holding company and our subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among our holding company and its subsidiaries.

Pony HK and Universe Travel currently intend to retain all available funds and future earnings, if any, for the operation and expansion of its business and does not anticipate declaring or paying any dividends in the foreseeable future. There are no significant restrictions and limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the parent company and U.S. investors or our ability to settle amounts owed. There are no restrictions on foreign exchange or our ability to transfer cash between entities within our group, across borders, or to U.S. investors. However, the PRC government has significant authority to intervene or influence the China operations of an offshore holding company at any time, and such oversight may also extend to our Hong Kong operating company. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of Hong Kong, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. In addition, if Pony HK or Universe Travel incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of our board of directors, subject to Delaware law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, we will be dependent on receipt of funds from our Hong Kong subsidiary, Pony HK. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We are not likely to pay cash dividends in the foreseeable future..”

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

PONY GROUP INC.

Date: September 23, 2022	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)