Form 10-Q
period 2022-09-30
Pony Group Inc.
filed 2022-11-14
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 11, 2022, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	Unaudited
Assets
Current assets
Cash and cash equivalents	$48,187	$266,011
Accounts receivables	2,275	47,838
Other receivables	276	301
Other receivables-related parties	8,998	8,998
Total current assets	59,736	323,148

Total assets	$59,736	$323,148

Liabilities and Equity

Current liabilities
Accounts payable	$31,087	$37,052
Other payable- related parties	377,663	286,150
Other current liability	7,011	102,930
Total current liabilities	415,761	426,132
Total liabilities	$415,761	$426,132

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange loss	14,340	(10,158)
Accumulated deficit	(557,865)	(280,326)
Total Pony Group Inc stockholders’ equity	(356,025)	(102,984)
Total equity	(356,025)	(102,984)
Total liabilities and equity	$59,736	$323,148

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$22,847	$30,145	$76,411	$82,418

Cost of revenue	6,523	24,796	38,116	77,046

Gross profit	16,324	5,349	38,295	5,372

Operating expenses
General & administrative expenses	46,306	38,638	284,429	117,443
R&D expense	6,559	-	23,816	-
Total operating expenses	52,865	38,638	308,245	117,443

Income (loss) from operation	(36,541)	(33,289)	(269,950)	(112,071)

Other income (expenses)
Other income (expense)	(7,150)	(1,656)	(7,589)	18,250
Total other income	(7,150)	(1,656)	(7,589)	18,250

Income (Loss) before income taxes	(43,691)	(34,945)	(277,539)	(93,821)
Provision for income tax		-		-
Net Income (Loss)	$(43,691)	$(34,945)	$(277,539)	$(93,821)

Other Comprehensive Income		-		-
Comprehensive income (loss)	(43,691)	(34,945)	(277,539)	(93,821)
Basic and diluted earnings (loss) per common share*	(0.004)	$(0.001)	(0.024)	(0.020)
Weighted average number of shares outstanding*	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

Cumulative Foreign currency translation adjustment	-	-	-	-	(2,997)	-	(2,997)

Net (Loss)		-	-	$-	-	(93,821)	(93,821)
							-
Balance as of September 30, 2021	11,500,000	$11,500	$176,000	$-	$(9,320)	$(276,141)	$(97,961)

Balance as of December 31, 2021	11,500,000	$11,500	$176,000	$-	$(10,158)	$(280,326)	$(102,984)

Cumulative Foreign currency translation adjustment	-	-	-	-	24,498	-	24,498

Net (Loss)	-	-	-	-	-	(277,539)	(277,539)

Balance as of September 30, 2022	11,500,000	$11,500	$176,000	$-	$14,340	$(557,865)	$(356,025)

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021

Operating activities
Net Loss	$(277,539)	$(93,821)

Changes in operating assets and liabilities:
Accounts receivable	45,563	19,233
Other receivable	25	(164)
Accounts payable	(5,965)	11,779
Other payable	(95,919)	52,332
Cash provided (used) in operating activities	(333,835)	(10,641)

Cash flow used in investing activities:
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	-	-
Advance from (repayment to) related party	91,513	(10,677)
Cash provided by financing activities	91,513	(10,677)

Effects of currency translation on cash	24,498	(2,997)

Net increase (decrease) in cash	(217,824)	(24,315)
Cash at beginning of the period	266,011	286,957
Cash at end of period	$48,187	$262,642

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

Details of the Company’s structure as of September 30, 2022 are as follow:

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

As of September 30, 2022 and December 31, 2021, accounts receivable was $2,275 and $47,838, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

PONY LIMOUSINE SERVICES LIMITED, a 100% subsidiary of the Company, has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients combined accounted for 97.86% of the revenue for the nine months ended September 30, 2022, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2022
Balance sheet	HK$7.85 to US $1.00	RMB 7.11 to US $1.00
Statement of operation and other comprehensive income	HK$7.85 to US $1.00	RMB 6.85 to US$1.00
December 31, 2021
Balance sheet	HK$7.80 to US $1.00	RMB 6.37 to US $1.00
September 30, 2021
Statement of operation and other comprehensive income	HK$7.78 to US $1.00	RMB 6.47 to US$1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $277,539 and $93,821 during the nine months ended September 30, 2022 and 2021, respectively.

The Company has accumulated deficit of $577,865 and $280,326 as of September 30, 2022 and December 31, 2021, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on January 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), as of September 30, 2022, Pony HK has paid $272,407 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	September 30, 2022	December 31, 2021
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	September 30, 2022	December 31, 2021
To Wenxian Fan	$377,663	$286,150
Total due to related parties	$377,663	$286,150

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major supplier during the nine months ended September 30, 2022: Changying Business Limited for 76.49% of the cost.

The Company had two major customers for the nine months ended June 30, 2022: HK Gangjianxiang Trade Co Ltd. (“Gangjianxiang”) for 60.11% of the revenue and Shenzhen Shangjia Electronic Technology., Ltd (“Shangjia”) for 37.75% of revenue.

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November14, 2022, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three months ended September 30, 2022 compared to September 30, 2021

Revenue

For the three months ended September 30, 2022 and 2021, revenues were $22,847 and $30,145, respectively, with a decrease of $7,298 over the same period in 2021. Due to the effect of COVID-19, the number of travellers between Guangdong province and Hong Kong deceased significantly. Thus, the orders for our travel service business decreased.

For the nine months ended September 30, 2022 and 2021, revenues were $76,411 and $82,418 respectively, with a decrease of $6,007 over the same period in 2021. From January to March 2022, the Company provided car service to Gangjianxiang which brought in approximately RMB 60,000 (about $9,464) of revenue per month. Orders from Gangjianxiang brought in approximately RMB20,000 (about $2,551) from April 2022 due to a decrease in demand for services from Gangjianxiang.

Cost of Revenue

Cost of Revenue for the three months ended September 30, 2022 and 2021 were $6,523 and $24,796, respectively, with a decrease of $18,273 over the same period in 2021. The decrease was mainly due to the decrease of orders placed, thus the cost of revenue decreased accordingly.

Cost of Revenue for the nine months ended September 30, 2022 and 2021 were $38,116 and $77,046, respectively, with a decrease of $38,930 over the same period in 2021. The decrease of cost of revenue was mainly due to Universe Travel developing an active travel planning service in the first quarter of 2021. As such, the cost of developing the service increased the cost of revenue for such quarter. There was no such item in 2022, thus the cost of revenue decreased for the nine months ended September 30, 2022.

Gross Profit

Gross profits were $16,324 and $5,349 for the three months ended September 30, 2022 and 2021. The gross profit margin as a percentage of sales were 71.45% and 17.74% for the three months ended September 30, 2022 and 2021, respectively. The increase of gross profit margin was due to Universe Travel providing technology development services to Shangjia in June and August 2022, which brought in $28,847 of revenue for the Company. The total contract amount of the technology development services was RMB200,000 (about USD29,712). This service provided has a higher gross profit margin and led to the increase of the total gross profit margin for the three months ended September 30, 2022.

Gross profits were $38,295 and $5,372 for the nine months ended September 30, 2022 and 2021, respectively. The gross profit margin as a percentage of sales for the nine months ending September 30, 2022 and 2021 were 50.12% and 6.52%, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 and 2021 were $52,865 and $38,638, respectively for an increase of $14,227. The increase was mainly due to service fee paid for OTC listing and other consulting services fees. R&D expenses increased to $6,559 for the Company to develop and maintain the App.

Operating expenses for the nine months ended September 30, 2022 and 2021 were $308,245 and $117,443, respectively, an increase of $190,802 from the same period in 2021. The increase was mainly due to service fee paid for OTC listing and other consulting services fees. R&D expenses increased to $23,816 for the Company to develop and maintain the App.

Other Income (expense)

Other income consists of interest income and exchange gain (loss) for the three months ended September 30, 2022 and 2021, the net other expense was $7,150 when it was a net expense of $1,656 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

For the nine months ended September 30, 2022 and 2021, the net other expense was $7,589 when it was a net other income of $18,250 in the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $557,865 as of September 30, 2022. We had a cash balance of $48,187 and working capital of negative $356,025 as of September 30, 2022. The Company has incurred losses of $43,691 and $34,945 for the three months ended September 30, 2022 and 2021, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of September 30, 2022, we have enough cash to continue operations for approximately six months.

Net cash used in operating activities for the nine months ended September 30, 2022, amounted to $333,835, compared to $10,641 net cash used in operating activities for the nine months ended September 30, 2021. The increase of net cash used in operating activities mainly due to the increase of net loss.

There were $0 cash used in investment activities for the nine months ended September 30, 2022 and 2021.

Net cash provided by financing activities for the nine months ended September 30, 2022 amounted to $91,513, compared to net cash used in financing activities of $10,677 in the same period 2021. The net cash provided by financing activities were from shareholders who paid cost and other expenses on behalf of the Company.

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

As of the date of this Report, the Hong Kong government has reported cases of COVID-19 in the city, has upgraded its response level to emergency, its highest response level, and is taking other steps to manage the outbreak. As of the date of this Report, the Hong Kong government only allows vaccinated persons arriving from overseas to enter, and all vaccinated persons are subject to a three-day self-monitoring period for COVID-19 while in the city. During the self-monitoring period, vaccinated persons are not permitted to enter designated places of public gathering including restaurants, places of amusement and religious premises. Moreover, this mandatory quarantine does not apply to individuals transiting Hong Kong International Airport and certain exempted groups such as flight crews. However, health screening measures are in place at all of Hong Kong’s borders and the Hong Kong authorities will quarantine individual travellers, including passengers transiting the Hong Kong International Airport, if the Hong Kong authorities determine the traveller to be a health risk. On January 30, 2020, the Hong Kong government closed certain transportation links and border checkpoints connecting Hong Kong with mainland China (all located in Guangdong Province) until further notice, and on February 3, 2020 suspended ferry services from Macau (which has border checkpoints connecting Macau with Guangdong Province).

The effects of the COVID-19 pandemic, including the travel restrictions described above, have resulted in a dramatic reduction in the number of people travelling from Guangdong Province to Hong Kong and a similar reduction in the number of our customers and have severely impacted our operating results. The number of travellers between Guangdong province and Hong Kong deceases significantly. Thus, the orders for our travel service business decreased. In the same period, we started provided monthly subscription service to obtain new customers. From January to March 2022, the company provided car service to Gangjianxiang which brought in approximately RMB60,000 (about $9,464) of revenue per month. Orders from Gangjianxiang brought in approximately RMB20,000 (about $2,551) since April 2022. And also “Universe Travel” started to provided technology and development service, we believe that this new business will bring more revenue in the future.

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

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, our disclosure controls and procedures were effective.

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

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

PONY GROUP INC.

Date: November 11, 2022	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)