Form 10-K/A
period 2021-12-31
Pony Group Inc.
filed 2023-02-03
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1980): None

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Pony Group Inc. (the “Company,” “we,” and “our”) for the year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission on March 31, 2022 (the “Original Filing”), and was amended by Amendment No. 1 to the Original Filing on September 23, 2022 (the “Amendment No. 1”).

The Company is filing this Amendment solely for the purpose of updating disclosure concerning the corporate structure chart, Part III of the Original Filing as required by Form 10-K, and PRC-related regulations and additional legal, regulatory and potential impact on enforcement risks that may apply to investments in the Company. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is filing the certifications required under the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing and Amendment No. 1. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing and Amendment No. 1, as applicable, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong or Shenzhen operating subsidiary and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. We are, however, not a Chinese or Hong Kong operating company but a United States holding company with operations conducted by our subsidiaries. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors - Risks Related to Doing Business in China.”

Currently, PRC laws and regulations do not prohibit direct foreign investment in our Hong Kong or Shenzhen operating subsidiary. Nonetheless, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC or Hong Kong regulatory agencies, including the China Securities Regulatory Commission, or CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which would likely cause the value of our securities to significantly decline or become worthless.

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

See also “Item 1A. Risk Factors - Risks Related to Doing Business in China - Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.”

Regulatory Permissions and Developments

We have determined that the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong, where Pony HK operates, in the future. If there is significant change to current political arrangements between mainland China and Hong Kong, companies operated in Hong Kong such as us may face similar regulatory risks as those operated in PRC, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves. See “Item 1A. Risk Factors - Risks Related to Doing Business in China.”

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

We also have operations in mainland China through our subsidiary Universe Travel and that the risks with regards to obtaining regulatory permissions equally apply to both our China and Hong Kong operation. We are aware that, recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Also, on July 10, 2021, the Cyberspace Administration of China (the “CAC”) issued a revised draft of the Measures for Cybersecurity Review for public comments, or the Revised Draft, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users (which to be further specified) which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities.

We have also determined that we, and our subsidiaries, are not currently required to obtain any permission approval or business licenses from the CSRC, the CAC or any other regulatory authority in the PRC or in Hong Kong for our operations, the trading of our securities on the OTCQB and the offering of our securities to foreign investors. The business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. Further, for our Shenzhen subsidiary, Universe Travel, and to the extent that if we become subject to such PRC laws in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, our operations could be adversely affected, directly or indirectly, by future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future. We may be subject to penalties and sanctions imposed by the PRC or Hong Kong regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with Pony HK’s operations being in Hong Kong and Universe Travel being the PRC. For example, as a U.S.-listed public company with business revenue derived primarily from our PRC-subsidiary, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. Additionally, Pony HK is subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we may face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct, through our subsidiaries Pony HK and Universe Travel, in Shenzhen and in Hong Kong and the profitability of such business. Therefore, these risks associated with having part of our operations in Hong Kong could likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors. In addition, changes in Chinese internal regulatory mandates, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), the Anti-Monopoly Law, the Cybersecurity Law and the Data Security Law, may target the Company’s corporate structure and impact our and our subsidiaries’ ability to conduct business in Hong Kong and in Shenzhen, accept foreign investments, or list on an U.S. or other foreign exchange.

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

For a detailed description of the risks facing the Company and the risks associated with having our operations in Hong Kong, please refer to “Item 1A. Risk Factors - Risks Related to Doing Business in China.”

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

Competition

Competition in the car service industry is intense and evolving. Our primary competitors are Shenzhen Anxun Automobile Rental Co., Ltd, The Motor Transport Company of Guangdong and Hong Kong Limited and China Comfort (Shenzhen) Travel Services Co. Ltd. We believe the primary competitive factors in our markets include pricing, user experience, brand, technological innovation, safety and reliability. We believe we compete favorably across these factors. We are strategically positioned in the Guangdong-Hong Kong market where the demand for traveling between these two places is high. However, many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. For additional information about the risks to our business related to competition, see the section titled “Risk Factors- We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.”

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

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. In particular, our risks include, but are not limited to, the following:

Risks Related to Our Business

●	We are an early stage company with a limited operating history. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

●	We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

●	We could be subject to claims from riders, drivers or third parties that are harmed whether or not our service or platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

●	We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

●	If we are not able to successfully develop new offerings and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

●	Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.

●	Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.

●	The impact of any kind of epidemic, such as the coronavirus, on our operations, and the operations of the car fleet companies, may harm our business.

●	We rely on mobile operating systems and application marketplaces to make our apps available to the drivers and riders on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

●	We depend on the interoperability of our platform across third-party applications and services that we do not control.

●	Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.

●	Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

●	Failure to maintain our reputation and brand image could negatively impact our business.

●	Our success is dependent on retaining key personnel who would be difficult to replace.

●	The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain listing of our common stock

●	If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

●	Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.

●	As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our shareholders without information or rights available to shareholders of more mature companies.

●	Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company,” our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Doing Business in China

●	Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. The PRC government may also intervene or influence our operations and this offering at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	The CSRC has released for public consultation the draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. While such rules have not yet gone into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

●	Failure to make adequate contributions to various employee benefit plans and withhold individual income tax on employees’ salaries as required by PRC regulations may subject us to penalties.

●	We must remit the offering proceeds to China before they may be used to benefit our business in China, and we cannot assure that we can finish all necessary governmental registration processes in a timely manner.

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

●	The fluctuation of the Renminbi may have a material adverse effect on your investment.

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC and in Hong Kong

●	Our operations could be adversely affected, directly or indirectly, by future PRC laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions, including business licenses, are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future.

●	You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

●	We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

●	Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

●	Our Hong Kong and Shenzhen subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

●	Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Risks Related to Our Common Stock

●	Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

●	No public market for our common stock currently exists, and an active trading market may not develop or be sustained following this offering.

●	While we believe our revenues and cash on hand are adequate to meet our immediate needs, we may require additional funding in order to progress our business in the future. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate portions of our business.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Even if our common stock becomes publicly-traded and an active trading market develops, the market price for our common stock may be volatile.

●	Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

●	You may face significant restrictions on the resale of your shares of our common stock due to state “blue sky” laws.

●	Potential future sales under Rule 144 may depress the market price for the common stock.

●	Volatility in our common stock price may subject us to securities litigation.

●	We are not likely to pay cash dividends in the foreseeable future.

●	U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officer and director.

●	The Company is selling shares without an underwriter and may not be able to sell all or any of the shares offered herein.

●	The exclusive forum provision in our subscription agreement may have the effect of limiting a purchaser’s ability to bring legal action against the company and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes.

●	Purchasers in this offering may not be entitled to a jury trial with respect to claims arising under the subscription agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.

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

Most of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiary are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

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

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions remain unclear on how the law will be interpreted, amended and implemented by the relevant PRC governmental authorities, but the Opinions and any related implementing rules to be enacted may subject us to compliance requirements in the future.

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

We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our holding company or any of our PRC subsidiary were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, continue to offer securities to investors, or materially affect the interest of the investors and cause significantly depreciation of our price of common stock.

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

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we and our subsidiaries are currently not required to obtain permission or approvals from any of the PRC or Hong Kong government or regulatory agencies, we have not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry. Recent statements by the Chinese government indicating an intent, and the PRC government may take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless.

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

As we rely on fees paid to us by our subsidiary and affiliated consolidated entities in China, any significant revaluation of the Renminbi could adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, shares of our common stock in foreign currency terms. To the extent that we need to convert U.S. dollars we received from our offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, since our functional and reporting currency is the U.S. dollar while the functional currency of our subsidiary and consolidated affiliated entities in China is Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would have a positive or negative effect on our reported financial results, which might not reflect any underlying change in our business, financial condition or results of operations.

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

Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC and in Hong Kong

A substantial portion of our operations and assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights against us based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, it may be difficult to enforce such judgments in PRC courts.

Our operations could be adversely affected, directly or indirectly, by future PRC laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions, including business licsnes, are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future.

We have determined that we and our subsidiaries are not currently required to obtain any permission or approval from the CSRC, the CAC or any other regulatory authority in the PRC or in Hong Kong for our operations, the trading of our securities on the OTCQB and the offering of our securities to foreign investors. The business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. Further, for our Shenzhen subsidiary, Universe Travel, and to the extent that if we become subject to such PRC laws in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, our operations could be adversely affected, directly or indirectly, by future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions, including business licenses, are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future. We may be subject to penalties and sanctions imposed by the PRC and Hong Kong regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations or applicable laws, or if we inadvertently conclude future approvals or permissions from the such regulatory agencies, including business licenses, are not required when they are. As a result, such non-compliance could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

We conduct the bulk of our operations in China through our PRC-subsidiary Universe Travel. Because of this factor, it may be difficult for you to conduct due diligence on the Company, our executive officers or director and attend stockholders meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, our director or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

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

Pony Group Inc is a holding company incorporated in Delaware with its operating subsidiaries located in Hong Kong and Shenzhen. Most of our cash is maintained in Chinese Yuan. We conduct no other business and, as a result, we depend entirely upon our Hong Kong and Shenzhen operating subsidiaries’ earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. There are currently no restrictions of transferring funds between our Delaware holding company and our operating subsidiaries in Hong Kong and Shenzhen or limitations on the ability of our Hong Kong and Shenzhen subsidiary to issue dividends or other distributions to its overseas shareholders. However, we cannot assure you that the oversight of the PRC government will not be extended to companies operating in Hong Kong and Shenzhen like our Hong Kong and Shenzhen subsidiaries. There is a possibility that the PRC government could prevent our cash maintained in Hong Kong or Shenzhen from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. However, we do not expect that a restriction into the deployment of cash into our business to affect the use of our assets in our ordinary course of business. Nevertheless, any such controls or restrictions in the future could adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our stockholders and could result in a material adverse change to our business operations, our prospects, financial condition, and results of operations, and could cause our common stock to significantly decline in value or become worthless.

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

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties. Further, there is uncertainty as to whether PRC courts would (i) recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, or (ii) entertain original actions brought in each respective jurisdiction against us or our director and officer predicated upon the securities laws of the United States or any state in the United States.

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

Section 6.5 of our subscription agreement, a copy of which is filed as Exhibit 10.3 to the registration statement of which this prospectus is a part, provides that, to the extent permitted by law, the Federal District Court, Southern District of New York (or, if such court does not have proper jurisdiction, the State Courts of New York County, New York) is the exclusive forum for all actions or proceedings relating to the subscription agreement, including any claim under federal securities laws. However, it is uncertain whether a court would enforce such a provision as to claims arising under federal securities laws (see “Description of Capital Stock - Forum Selection Provision”). Such provision may have the effect of limiting the ability of purchasers to bring a legal claim against us due to geographic limitations. There is also the possibility that the exclusive forum provision may discourage stockholder lawsuits, or limit stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business and financial condition.

Purchasers in this offering may not be entitled to a jury trial with respect to claims arising under the subscription agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.

Purchasers in this offering will be bound by the subscription agreement, which provides that purchasers waive the right to a jury trial of any claim they may have against us arising out of or relating to the subscription agreement, including any claim under federal securities laws to the extent permitted by law (see “Description of Capital Stock - Jury Trial Wavier”).

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

Item 3. Legal Proceedings

We are not currently a party to any material legal or administrative proceedings. We may from time to time be subject to legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention. Please see the section herein titled “Business - Risk Factors.”

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

Overview

We were incorporated in the State of Delaware on January 7, 2019. We are a travel service provider. We currently provide car services to individual and group travelers. We currently offer carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. We collaborate with car fleet companies and charge a service fee by matching the traveler and the driver. We officially launched our online service through our “Let’s Go” mobile application in December 2019 to provide multi-language services to international travelers coming to visit China. Redefining user experience, we aim to provide our users with comprehensive and convenient service offerings and become a one-stop travel booking resource for travelers. While network scale is important, we recognize that transportation happens locally. We currently operate in two markets - Guangdong Province and Hong Kong and plan to expand our offering in more oversea markets.

Transfers of Cash to and from Our Subsidiaries

Pony Group Inc is a holding company incorporated in Delaware with no material operations of its own, and we conduct our business through our indirectly wholly-owned subsidiaries, Pony HK, in Hong Kong and Universe Travel, in Shenzhen. We currently do not rely on dividends and other distributions on equity to be paid by our Hong Kong or Shenzhen subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Currently, substantially all of our operations are in Hong Kong from Pony HK and in Shenzhen from Universe Travel. Pony HK is the parent of a wholly-owned subsidiary, Universe Travel Culture & Technology Ltd., that is incorporated in the PRC. We do not intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Basic Law”), providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. The laws and regulations of the PRC do not currently have any material impact on any future transfer of cash either from us to Pony HK or from Pony HK to us and the investors in the U.S. In addition, there are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of Hong Kong dollar or the Chinese Yuan into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

We are permitted under the Delaware law to provide funding to our subsidiaries, including Pony HK and Universe Travel, through loans or capital contributions without restrictions on the amount of the funds. There are no significant restrictions or limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the U.S. investors. Specifically, under PRC laws and regulations, Universe Travel is a wholly foreign-owned enterprise in China. As such, Universe Travel may pay dividends only out of its accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

In addition, Pony HK is permitted under the laws of Hong Kong to provide funding to Pony Group Inc, the holding company incorporated in Hong Kong, and to Pony HK’s subsidiary, Universe Travel, a company incorporated in the PRC, through dividend or other distribution without restrictions on the amount of the funds. Further, Pony HK and Universe Travel currently intend to retain all available funds and future earnings, if any, for the operation and expansion of its business and does not anticipate declaring or paying any dividends in the foreseeable future As of the date of this Report, there has been no dividends, distributions or cash transfer between our holding company and our subsidiaries nor do we expect such dividends, distributions or cash transfers to occur in the foreseeable future among our holding company and its subsidiaries. Accordingly, we currently do not have, nor we anticipate to have in the future, cash management policies that dictate how funds are transferred between our holding company and its subsidiaries.

Moreover, there are no restrictions on foreign exchange or our ability to transfer cash between entities within our group, across borders, or to U.S. investors. However, the PRC government has significant authority to intervene or influence the China operations of an offshore holding company at any time, and such oversight may also extend to our Hong Kong operating company. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of Hong Kong, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. In addition, if Pony HK or Universe Travel incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To the extent cash and/or assets in the business is in Pony HK or Universe Travel, the cash and/or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on our ability or on our subsidiaries by the PRC government to transfer such cash and/or assets. As such, any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of our board of directors, subject to Delaware law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. See “Item 1A. Risk Factors - Risks Related to Our Business and Industry - We are not likely to pay cash dividends in the foreseeable future..”

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

Details of the Company’s structure as of December 31, 2021 is as follow:

Reverse Merger Accounting - Since Pony HK and Pony US were entities under Ms. Fan’s common control prior to the “Purchase Agreement” was executed, and because of certain other factors, including that the member of the Company’s executive management is from Pony HK, Pony HK is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These unaudited consolidated financial statements reflect the historical results of Pony HK prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares.

Basis of Accounting and Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents  -For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

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

Cost of revenue - Cost of revenue includes cost of services rendered during the period, net of discounts and sales tax.

Income Taxes - Income tax expense represents current tax expense. The income tax payable represents the amounts expected to be paid to the taxation authority. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit for the period.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid to our Chief Executive Officer for services rendered in all capacities for the fiscal years ended December 31, 2020 and 2021.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wenxian Fan	2021	-	-	-	-	-	-
Chair of the Board and Chief Executive Officer	2020	-	-	-	-	-	-

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Principal Stockholders

Based solely upon information made available to us, the following table sets forth information as of the date of this prospectus regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 11,500,000 shares  of common stock outstanding..

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person (for example, upon the exercise of options or warrants) within 60 days of the date of this prospectus are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

The address of each holder listed below, except as otherwise indicated, is c/o Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China 518054.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned(1)(5)	Percent of Common Stock Beneficially Owned Before Offering(1)*	Percent of Common Stock Beneficially Owned After Offering(1)*
5% Beneficial Owners
Pony Group Ltd.(2)	5,580,000	62.00%	48.52%
KERUIDA Investment Limited(3)	900,000	10.00%	7.83%
Synionm Investments Limited(4)	900,000	10.00%	7.83%
Wisdom Travel Service Investments Limited(5)	900,000	10.00%	7.83%
Directors and Officers
Wenxian Fan	8,280,000	92.00%	72.00%

(1)	Percentage ownership is based on 11,500,000 shares of our common stock outstanding prior to this offering and shares of our common stock outstanding after this offering.

(2)	Wenxian Fan has sole voting and dispositive power of shares beneficially owned by Pony Group Ltd.

(3)	Wenxian Fan has sole voting and dispositive power of shares beneficially owned by KERUIDA Investment Limited.

(4)	Wenxian Fan has sole voting and dispositive power of shares beneficially owned by Synionm Investments Limited.

(5)	Wenxian Fan has sole voting and dispositive power of shares beneficially owned by Wisdom Travel Service Investments Limited.

*	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

Item 13. Certain Relationships and Related Party Transactions

We do not have transactions since our inception, or which are currently being proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Policy on Related Party Transactions

We currently do not have a company policy on related party transactions. In addition, none of the related party transactions disclosed above were approved by our Board. We plan to adopt a policy on related party transactions in the near term as we further develop our business and improve our corporate governance.

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

PONY GROUP INC.

Date: February 2, 2023	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)