Form 10-K
period 2022-12-31
Pony Group Inc.
filed 2023-03-31
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value of the Registrant’s common stock outstanding, other than the shares held by persons who may be deemed affiliates of the Registrant, at December 31,2022, was approximately $8,800 .

As of December 31, 2022, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	the expected growth and heavy regulation of the credit industry, and marketplace lending in particular, in China;

●	the growth in China of disposable household income and the availability and cost of credit available to finance car purchases;

●	the growth of China’s ride-hailing, automobile financing and leasing industries;

●	taxes and other incentives or disincentives related to car purchases and ownership;

●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;

●	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectations regarding our customer base;

●	our plans to invest in our automobile transaction and related services business;

●	our relationships with our business partners;

●	competition in our industries;

●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and

●	relevant government policies and regulations, including but not limited to Covid-19, relating to our industries.

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

The Holding Foreign Companies Accountable Act (the “HFCA Act”) and the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”)

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

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”) , which would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three thus reducing the time before our securities may be prohibited from trading or being delisted. On December 29, 2022, the AHFCAA was signed into law.

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

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China. The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

The PCAOB reassessed the 2021 PCAOB Determinations that the positions taken by PRC authorities prevented the PCAOB from inspecting and investigating in mainland China and Hong Kong completely. The PCAOB sent its inspectors to conduct on-site inspections and investigations of firms headquartered in mainland China and Hong Kong from September to November 2022.

On December 15, 2022, the PCAOB announced in its determination (the “2022 Determination”) that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the Ministry of Finance, the PCAOB will make determinations under the HFCAA as and when appropriate. We cannot assure you whether OTC or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to the audit of our financial statements. There is a risk that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, and that the PCAOB may re-evaluate its determinations as a result of any obstruction with the implementation of the Protocol. Such lack of inspection or re-evaluation could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities. In addition, under the HFCAA as amended by the AHFCAA, our securities may be prohibited from trading on the OTC or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our ordinary shares being delisted by and exchange.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

See also “Item 1A. Risk Factors - Risks Related to Doing Business in China - Holding Foreign Companies Accountable Act, or the HFCAA, and the related regulations are evolving quickly. Further implementations and interpretations of our amendments to the HFCAA or the related regulations, or a PCAOB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China that PCAOB may not be able to inspect or investigate completely such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary share could be delisted from the stock exchange pursuant to the HFCAA.

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

On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secrets Protection and the National Archives Administration jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Provisions (the “CAP”), which will take effective from March 31, 2023. The Confidentiality and Archives Provisions specify that during the overseas issuance of securities and listing activities of domestic enterprises, domestic enterprises and securities companies and securities service institutions that provide relevant securities services shall, by strictly abiding by the relevant laws and regulations of the PRC and the requirements therein, establish sound confidentiality and archives management systems, take necessary measures to implement confidentiality and archives management responsibilities, and shall not leak national secrets, work secrets of governmental agencies and undermine national and public interests. Work manuscripts generated in the PRC by securities companies and securities service institutions that provide relevant securities services for overseas issuance and listing of securities by domestic enterprises shall be kept in the PRC. Without the approval of relevant competent authorities, it shall not be transferred overseas. Where archives or copies need to be transferred outside of the PRC, it shall be subject to the approval procedures in accordance with relevant PRC regulations.

Based on the Company’s understanding of the current PRC laws, as of the date of this report, we have determined that we, and our subsidiaries, are not currently required to obtain any permission approval or business licenses from the CSRC, the CAC or any other regulatory authority in the PRC or in Hong Kong for our operations, the trading of our securities on the OTCQB and the offering of our securities to foreign investors. The CSRC currently has not issued any definitive rule or interpretation concerning whether we are subject to the CAP. In addition, the business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. Further, for our Shenzhen subsidiary, Universe Travel, and to the extent that if we become subject to such PRC laws in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, our operations could be adversely affected, directly or indirectly, by future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future. We may be subject to penalties and sanctions imposed by the PRC or Hong Kong regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

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

Facilities

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,570). The lease for this facility expires on February 28, 2024.  We believe the rented space is sufficient for our current operations. We believe our facilities are sufficient for our current needs.

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

In June 2018, the MOFCOM and the NDRC promulgated the Special Administrative Measures for the Access of Foreign Investment (Negative List), or the Negative List (2018), effective in July 2018. The Negative List (2018) expands the scope of permitted industries by foreign investment by reducing the number of industries that fall within the Negative List (2018) where restrictions on the shareholding percentage or requirements on the composition of board or senior management still exists. In June 2019, the MOFCOM and the NDRC promulgated the Special Administrative Measures for the Access of Foreign Investment (Negative List) (2019 Edition), or the Negative List (2019) to replace the Negative List (2018), effective in July 2019. On December 28, 2020, the National Development and Reform Commission and the Ministry of Commerce publicly released the Directory of Industries to Encourage Foreign Investment (Encouraged Catalogue) (2020 Edition). On December 27, 2021, NDRC and MOFCOM jointly issued the Special Administrative Measures for Foreign Investment Access (Negative List) (2021 Edition), and the Special Administrative Measures for Foreign Investment Access in Pilot Free Trade Zones (Negative List) (2021 Edition), effective January 1, 2022. As per these policies, the national negative list of foreign investment access was reduced from 33 to 31, and the negative list of foreign investment access in the free trade zone was reduced from 30 to 27. Industries listed in the 2020 Encouraged Catalogue are the encouraged industries. On the other hand, industries listed in the 2021 Negative List are subject to special management measures. For example, establishment of wholly foreign-owned enterprises is generally allowed in industries outside of the 2021 Negative List. Also, foreign investors are not allowed to invest in industries that are expressly prohibited in the 2021 Negative List. The industries that are not expressly prohibited in the Negative List are still subject to government approvals and certain special requirements. We believe that our current business is to provide travel services and therefore we do not falls in the Negative List (2021), the Negative List (2018) nor the Negative List (2019).

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

Measures for Reporting of Foreign Investment Information

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

On December 30, 2019, MOFCOM and the State Administration for Market Regulation jointly issued the Measures for Reporting of Foreign Investment Information, or the Foreign Investment Information Measures, which came into effect on January 1, 2020 and replaced the Interim Measures. Since January 1, 2020, for foreign investors carrying out investment activities directly or indirectly in the PRC, foreign investors or foreign-invested enterprises shall submit investment information through the Enterprise Registration System and the National Enterprise Credit Information Publicity System operated by the State Administration for Market Regulation. Foreign investors or foreign-invested enterprises shall disclose their investment information by submitting reports for their establishments, modifications and cancellations and their annual reports in accordance with the Foreign Investment Information Measures. If a foreign-invested enterprise investing in the PRC has finished submitting its reports for its establishment, modifications and cancellation and its annual reports, the relevant information will be shared by the competent market regulation department to the competent commercial department, and does not require such foreign-invested enterprise to submit the reports separately.

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

Risks Related to Our Business

●	We are an early stage company with a limited operating history. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

●	We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

●	We could be subject to claims from riders, drivers or third parties that are harmed whether or not our service or platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

●	We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

●	If we are not able to successfully develop new offerings and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

●	Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.

●	Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.

●	The impact of any kind of epidemic, such as the coronavirus, on our operations, and the operations of the car fleet companies, may harm our business.

●	We rely on mobile operating systems and application marketplaces to make our apps available to the drivers and riders on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

●	We depend on the interoperability of our platform across third-party applications and services that we do not control.

●	Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.

●	Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

●	Failure to maintain our reputation and brand image could negatively impact our business.

●	Our success is dependent on retaining key personnel who would be difficult to replace.

●	The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain listing of our common stock

●	If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

●	Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.

●	As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our shareholders without information or rights available to shareholders of more mature companies.

●	Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company,” our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Doing Business in China

●	Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. The PRC government may also intervene or influence our operations and this offering at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	The CSRC has enacted the draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. While such rules have not yet gone into effect and we have determined we are not subject to the measures, the CSRC may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

●	Failure to make adequate contributions to various employee benefit plans and withhold individual income tax on employees’ salaries as required by PRC regulations may subject us to penalties.

●	We must remit the offering proceeds to China before they may be used to benefit our business in China, and we cannot assure that we can finish all necessary governmental registration processes in a timely manner.

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

●	The fluctuation of the Renminbi may have a material adverse effect on your investment.

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC and in Hong Kong

●	Our operations could be adversely affected, directly or indirectly, by future PRC laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions, including business licenses, are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future.

●	You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

●	We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

●	Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

●	Our Hong Kong and Shenzhen subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

●	Holding Foreign Companies Accountable Act, or the HFCAA, and the related regulations are evolving quickly. Further implementations and interpretations of our amendments to the HFCAA or the related regulations, or a PCAOB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China that PCAOB may not be able to inspect or investigate completely such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary share could be delisted from the stock exchange pursuant to the HFCAA.

Risks Related to Our Common Stock

●	Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

●	No public market for our common stock currently exists, and an active trading market may not develop or be sustained following this offering.

●	While we believe our revenues and cash on hand are adequate to meet our immediate needs, we may require additional funding in order to progress our business in the future. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate portions of our business.

●	There is substantial doubt about our ability to continue as a going concern.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Even if our common stock becomes publicly-traded and an active trading market develops, the market price for our common stock may be volatile.

●	Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

●	You may face significant restrictions on the resale of your shares of our common stock due to state “blue sky” laws.

●	Potential future sales under Rule 144 may depress the market price for the common stock.

●	Volatility in our common stock price may subject us to securities litigation.

●	We are not likely to pay cash dividends in the foreseeable future.

●	U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officer and director.

●	The Company is selling shares without an underwriter and may not be able to sell all or any of the shares offered herein.

●	The exclusive forum provision in our subscription agreement may have the effect of limiting a purchaser’s ability to bring legal action against the company and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes.

●	Purchasers in this offering may not be entitled to a jury trial with respect to claims arising under the subscription agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.

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

On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secrets Protection and the National Archives Administration jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Provisions (the “CAP”), which will take effective from March 31, 2023. The Confidentiality and Archives Provisions specify that during the overseas issuance of securities and listing activities of domestic enterprises, domestic enterprises and securities companies and securities service institutions that provide relevant securities services shall, by strictly abiding by the relevant laws and regulations of the PRC and the requirements therein, establish sound confidentiality and archives management systems, take necessary measures to implement confidentiality and archives management responsibilities, and shall not leak national secrets, work secrets of governmental agencies and undermine national and public interests. Work manuscripts generated in the PRC by securities companies and securities service institutions that provide relevant securities services for overseas issuance and listing of securities by domestic enterprises shall be kept in the PRC. Without the approval of relevant competent authorities, it shall not be transferred overseas. Where archives or copies need to be transferred outside of the PRC, it shall be subject to the approval procedures in accordance with relevant PRC regulations.

Based on the Company’s understanding of the current PRC laws, as of the date of this report, we are of the view as a result of: (i) we do not hold personal information on more than one million users in our business operations and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, we are not required to apply for a cybersecurity review under the Measures for Cybersecurity Review (2021 version). Further, the business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. In addition, the CSRC currently has not issued any definitive rule or interpretation concerning whether we are subject to the CAP.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (both, the “Draft Rules”), both of which had a comment period that expired on January 23, 2022, and if enacted, may subject us to additional compliance requirement in the future.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which will take effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, and b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas have been recognized by the State Council of the PRC as possible threats to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

As a China-based issuer, we have determined that we and our subsidiaries will not be required to comply with the filing requirements or procedures set forth in Trial Measures given that we are already listed on an overseas exchange before the effective date of the Trial Measures of March 31, 2023.

Nevertheless, if the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for this offering and any follow-on offering, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors.

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

The CSRC has enacted the draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. While such rules have not yet gone into effect and we have determined we are not subject to the measures, the CSRC may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

On December 24, 2021, the CSRC released the Draft Rules Regarding Overseas Listing (the “Draft Rules”), which had a comment period that expired on January 23, 2022. The Draft Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in overseas markets.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which will take effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, and b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas have been recognized by the State Council of the PRC as possible threats to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

As a China-based issuer, we have determined that we and our subsidiaries will not be required to comply with the filing requirements or procedures set forth in Trial Measures given that we are already listed on an overseas exchange before the effective date of the Trial Measures of March 31, 2023.

Nevertheless, if the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for this offering and any follow-on offering, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors.

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

Substantially all of our revenue is denominated in Renminbi. Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, Universe Travel may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

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

Holding Foreign Companies Accountable Act, or the HFCAA, and the related regulations are evolving quickly. Further implementations and interpretations of our amendments to the HFCAA or the related regulations, or a PCAOB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China that PCAOB may not be able to inspect or investigate completely such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary share could be delisted from the stock exchange pursuant to the HFCAA

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such common stock from being traded on a national securities exchange or in the over the counter trading market in the U.S.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, or AHFCAA, which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the AHFCAA was signed into law.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The final amendments are effective on January 10, 2022. The SEC will begin to identify and list Commission-Identified Issuers on its website shortly after registrants begin filing their annual reports for 2021.

On December 16, 2021, PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “2021 PCAOB Determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong. Our auditor, Ben Borges CPA PC, is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China. The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

The PCAOB reassessed the 2021 PCAOB Determinations that the positions taken by PRC authorities prevented the PCAOB from inspecting and investigating in mainland China and Hong Kong completely. The PCAOB sent its inspectors to conduct on-site inspections and investigations of firms headquartered in mainland China and Hong Kong from September to November 2022.

On December 15, 2022, the PCAOB announced its determination (the “2022 Determination”) that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the Ministry of Finance, the PCAOB will make determinations under the HFCAA as and when appropriate. We cannot assure you whether OTC or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to the audit of our financial statements. There is a risk that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, and that the PCAOB may re-evaluate its determinations as a result of any obstruction with the implementation of the Protocol. Such lack of inspection or re-evaluation could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities. In addition, under the HFCAA as amended by the AHFCAA, our securities may be prohibited from trading on the OTC or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our ordinary shares being delisted by and exchange.

Such recent developments would add uncertainties to our offering and we cannot assure you whether the SEC, the PCAOB, OTC, or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what further actions the SEC, the PCAOB or OTC will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time. If trading in our common stock is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, OTC may determine to delist our common stock. If shares of our common stock are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our ordinary shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our common stock.

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

There is substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2022 were prepared assuming that we will continue as a going concern. In addition, as discussed in Note 2 of the financial statements for the year ended December 31, 2022, the Company has suffered recurring losses from operations. These conditions raise substantial doubt on our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 included an explanatory paragraph on the doubt of our ability to continue as a going concern in order to draw prospective investors’ attention to the relevant note in the financial statements for the year ended December 31, 2022.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the Company’s services, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations. If we are unable to raise additional capital in debt or equity financing on terms favorable to us, then we may be unable to achieve our objectives.

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

Assuming our common stock trades over-the-counter, our common stock will be “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our common stock may not develop or be sustained.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,570). The lease for this facility expires on February 28, 2024. We believe the rented space is sufficient for our current operations. We believe our facilities are sufficient for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

On December 31, 2022, our common stock was not traded on any stock exchange.

Holders

Based upon information furnished by our transfer agent, as of December 31, 2022, the Company had 62 stockholders of record.

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

Results of Operations

For the Year ended December 31, 2022 Compared to December 31, 2021

Revenue

For the year ended December 31, 2022 and 2021, revenues were $112,844 and $157,627, respectively, with a decrease of $44,783 over the same period in 2021. From January to March 2022, the Company provided a new car subscription service  to Gangjianxiang which brought in approximately RMB 60,000 (about $9,464) of revenue per month. Separately, orders from Gangjianxiang brought in approximately RMB20,000 (about $2,551) from April 2022 due to a decrease in demand for services from Gangjianxiang.

Cost of Revenue

Cost of Revenue for the year ended December 31, 2022 and 2021 were $45,001 and $102,314, respectively, with a decrease of $57,313 over the same period in 2021. The decrease of cost of revenue was mainly due to Universe Travel developing an active travel planning service in the first quarter of 2021. As such, the cost of developing the service increased the cost of revenue for such quarter. There was no such item in 2022, thus the cost of revenue decreased for year ended December 31, 2022.

Gross Profit

Gross profits were $67,843 and $ 55,313 for the year ended December 31, 2022 and 2021, respectively, an increase of $12,530 over the same period in 2021. The increase of gross profit was due to Universe Travel providing technology development services to Shenzhen Shangjia Electronic Technology., Ltd (“Shangjia”) in 2022, which brought in $57,704 of revenue for the Company. This service provided has a higher gross profit margin and led to the increase of the total gross profit margin for the year ended December 31, 2022.

Operating Expenses

Operating expenses for the year ended December 31, 2022 and 2021 were $342,468 and $171,276, respectively, with an increase of $171,192 or 99.95% from the same period in 2021. The increase was mainly due to service fee paid for OTC listing and other consulting services fees . R&D expenses increased to $23,816 for the Company to develop and maintain the App.

Other Income (Expense)

Other income consists of interest income and exchange gain (loss) for the year ended December 31, 2022 and 2021 the net other income were $5,547 when it was $17,957for the same period in 2021.The change of other Income(expense) mainly due to the change of exchange rate. The increase was mainly due to the change of exchange rate and the increase of average cash balance.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $549,404 at December 31, 2022. We had a cash balance of $49,803 and working capital deficit of $355,544 as of December 31, 2022. The Company has incurred losses of $269,078 and $98,006 for the year ended December 31 2022 and 2021, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of December 31, 2022, we had enough cash to last approximately six months.

Net cash used in operating activities for the year ended December 31, 2022 amounted to $325,529, compared to $2,778 net cash used in operating activities for the year ended December 31, 2021.

There were $0 cash used by investment activities for the year ended December 31, 2022 and 2021.

Net cash provided by financing activities for the year ended December 31, 2022 amounted to $92,603, compared to net cash used in financing activities of $14,333 in the same period 2021. The net cash provided by financing activities were from shareholders who paid cost and other expenses on behalf of the Company.

Further, our audited financial statements for the year ended December 31, 2022 were prepared assuming that we will continue as a going concern. In addition, as discussed in Note 2 of the financial statements for the year ended December 31, 2022, the Company has suffered recurring losses from operations. These conditions raise substantial doubt on our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 included an explanatory paragraph on the doubt of our ability to continue as a going concern in order to draw prospective investors’ attention to the relevant note in the financial statements for the year ended December 31, 2022.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the Company’s services, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations. If we are unable to raise additional capital in debt or equity financing on terms favorable to us, then we may be unable to achieve our objectives.

COVID-19

In January 2020, the World Health Organization declared a global health emergency as the novel coronavirus (“COVID-19”) outbreak continues to spread beyond China. In an effort to contain COVID-19, the Chinese authorities had suspended air, road, and rail travel in the area around Wuhan and placed restrictions on travel and other activities throughout China, including Guangdong Province and Hong Kong, the key market in which we operate. In compliance with the government health emergency rules in place, the Company temporarily closed all offices in China and ceased operations from January 19, 2020 to February 10, 2020. At the end of this period, management reopened our business.

As of the date of this Report, the Hong Kong government has reported cases of COVID-19 in the city, has upgraded its response level to emergency, its highest response level, and is taking other steps to manage the outbreak. Prior to December 13, 2022, the Hong Kong government only allows vaccinated persons arriving from overseas to enter, and all vaccinated persons are subject to a three-day self-monitoring period for COVID-19 while in the city. During the self-monitoring period, vaccinated persons are not permitted to enter designated places of public gathering including restaurants, places of amusement and religious premises. As of the date of this Report, the Hong Kong government no longer requires travelers to undergo the three-day-self monitoring period, however, travelers to Hong Kong must be fully vaccinated and undergo COVID-19 testing before departure. On January 30, 2020, the Hong Kong government closed certain transportation links and border checkpoints connecting Hong Kong with mainland China (all located in Guangdong Province) until further notice, and on February 3, 2020 suspended ferry services from Macau (which has border checkpoints connecting Macau with Guangdong Province). On February 6, 2023, the Hong Kong government has reopened all transportation links and border checkpoints with mainland China.

The effects of the COVID-19 pandemic, including the travel restrictions described above, have resulted in a dramatic reduction in the number of people travelling from Guangdong Province to Hong Kong and a similar reduction in the number of our customers and have severely impacted our operating results. The number of travellers between Guangdong province and Hong Kong deceases significantly. Thus, the orders for our travel service business decreased. In the same period, to generate new revenues we started provided monthly subscription service to obtain new customers. From January to March 2022, the Company provided car subscription service to Gangjianxiang which brought in approximately RMB60,000 (about $9,464) of revenue per month. From April 2022 until December 31, 2022, separate orders from Gangjianxiang brought in approximately RMB20,000 (about $2,551). Our subsidiary Universe Travel started to provided technology and development services to help our clients to develop their own mobile application and platform, we believe that such services will generate additional revenue in the future.

Many of the restrictive measures previously adopted by the PRC governments at various levels to control the spread of the COVID-19 virus have been revoked or replaced with more flexible measures since December 2022. While the revocation or replacement of the restrictive measures to contain the COVID-19 pandemic could have a positive impact on our normal operations, it may also shift the public’s interest in COVID-19 vaccines. Moreover, there has recently been and may continue to be an increase inCOVID-19 cases in China, and as a result, we experienced temporary disruption to our operations where many employees were infected with COVID-19 in December 2022. Our business operations and active ties in many regions (including Hong Kong and Guangdong Province) may be subject to quarantines, “shelter-in-place” rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. Without limited the generality of the foregoing sentence, any significant disruption to travel, including travel restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, may increase the difficulty and could make it difficult for the Company to provide its services to its customers. Travel restrictions and protective measures against COVID-19 could cause the Company to incur additional unexpected costs and expenses. The extent to which COVID-19 impacts the Company’s business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 hereof.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Pony Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pony Group, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2019

Lakewood, CO

March 31, 2023

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$49,803	$266,011
Accounts receivables	10,723	47,838
Other receivables	285	301
Other receivables-related parties	8,998	8,998
Total current assets	69,809	323,148

Total assets	$69,809	$323,148

Liabilities and Equity

Current liabilities
Accounts payable	$31,343	$37,052
Other payable- related parties	378,753	286,150
Other current liability	15,257	102,930
Total current liabilities	425,353	426,132
Total liabilities	$425,353	$426,132

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively*	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange loss	6,360	(10,158)
Accumulated deficit	(549,404)	(280,326)
Total Pony Group Inc stockholders’ equity	(355,544)	(102,984)
Total equity	(355,544)	(102,984)
Total liabilities and equity	$69,809	$323,148

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2022	2021
Revenue	$112,844	$157,627

Cost of revenue	45,001	102,314

Gross profit	67,843	55,313

Operating expenses
General & administrative expenses	318,652	160,812
R&D expense	23,816	10,464
Total operating expenses	342,468	171,276

Income (loss) from operation	(274,625)	(115,963)

Other income (expenses)
Other income (expense)	5,547	17,957
Total other income	5,547	17,957

Loss before income taxes	(269,078)	(98,006)
Provision for income tax
Net Loss	$(269,078)	$(98,006)

Net Loss	(269,078)	(98,006)

Other Comprehensive Income
Comprehensive loss	$(269,078)	$(98,006)
Basic and diluted earnings (loss) per common share*	$(0.023)	$(0.009)
Weighted average number of shares outstanding*	11,500,000	11,500,000

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings
	Shares*	Amount	Capital	advance	(Loss)	(Deficit)	Total
Balance as of December 31, 2020	11,500,000	$11,500	$176,000	$-	$(6,323)	$(182,320)	$(1,143)

Cumulative Foreign currency translation adjustment	-	-	-	-	(3,835)	-	(3,835)

Net (Loss)	-	-	-	$-	-	(98,006)	(98,006)

Balance as of December 31, 2021	11,500,000	$11,500	$176,000	$-	(10,158)	(280,326)	(102,984)

Cumulative Foreign currency translation adjustment	-	-	-	-	16,518		16,518

Net (Loss)	-	-	-	-		(269,078)	(269,078)

Balance as of December 31, 2022	11,500,000	$11,500	$176,000	$-	6,360	(549,404)	(355,544)

*	The shares are presented on a retroactive basis to reflect the nominal share issuance.

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2022	2021
Operating activities
Net Loss	$(269,078)	$(98,006)

Changes in operating assets and liabilities:
Accounts receivable	37,115	(7,133)
Other receivable	16	(135)
Accounts payable	(5,709)	27,461
Other payable	(87,673)	75,035
Cash provided (used) in operating activities	(325,329)	(2,778)

Cash flow used in investing activities:
Cash used in investing activities	-	-

Cash flow provided (used) by financing activities:
Pay for deferred offering cost	-	-
Advance from (repayment to) related party	92,603	(14,333)
Proceed from Issue of Common Stock	-	-
Cash provided by financing activities	92,603	(14,333)

Effects of currency translation on cash	16,518	(3,835)

Net increase (decrease) in cash	(216,208)	(20,946)
Cash at beginning of the period	266,011	286,957
Cash at end of period	$49,803	$266,011

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

Details of the Company’s structure as of December 31, 2022 is as follow:

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

As of December 31, 2022 and December 31, 2021, accounts receivable were $10,723 and $47,838, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The PONY LIMOUSINE SERVICES LIMITED, 100% subsidiary of the company has agreements with its two major clients that the payments for the services rendered be settled every six months. The two major clients combined accounted for 48.24% of the revenue for the year ended December 31, 2022, respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2022
Balance sheet	HK$7.80 to US $1.00	RMB 6.89 to US $1.00
Statement of operation and other comprehensive income	HK$7.83 to US $1.00	RMB 6.73 to US $1.00
December 31, 2021
Balance sheet	HK$7.80 to US $1.00	RMB 6.37 to US $1.00
Statement of operation and other comprehensive income	HK$7.77 to US $1.00	RMB 6.45 to US $1.00

NOTE 2 - GOING CONCERN

The Company had operating losses of $269,078 and $98,006 during the year ended December 31, 2022 and 2021, respectively.

The Company has accumulated deficit of $549,404 and $280,326 as of December 31, 2022 and December 31, 2021, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

PONY GROUP INC, incorporated on Jan 7, 2019 in the state of Delaware, is the sole owner of PONY LIMOUSINE SERVICES LIMITED (Pony HK), as of December 31, 2022, Pony HK has paid $285,600 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	December 31, 2022	December 31, 2020
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	December 31, 2022	December 31, 2021
To Wenxian Fan	$378,753	$286,150
Total due to related parties	$378,753	$286,150

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major suppliers for the year ended December 31, 2022: CHANGYING BUSINESS LIMITED representing 96.03%.

The Company had two major customers for the year ended December 31, 2022: Shenzhen Shangjia Electronic Technology., Ltd (“Shangjia”) for 51.14% of revenue and HK Gangjianxiang Trade Co Ltd. (“Gangjianxiang”) for 48.24% of revenue.

NOTE 5 - COMMON STOCK

On May 23, 2019, PONY GROUP INC sold 1,500 shares of common stock to the following shareholders. On May 24, 2019, these transactions were completed, the consideration received was deposited into the company’s bank account. On June 1, 2020, the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders and the number of shares held after the stock dividend are as following:

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 1, 2023, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current director and offices are as follow:

Name	Age	Position
Wenxian Fan	47	Chief Executive Officer, Chief Financial Officer and Chair of the Board of Directors

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid to our Chief Executive Officer for services rendered in all capacities for the fiscal years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wenxian Fan	2022	-	-	-	-	-	-
Chair of the Board and Chief Executive Officer	2021	-	-	-	-	-	-

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2022 and 2021.

Fee Category	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2022
Audit Fees (1)	$45,000	$35,500
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

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

PONY GROUP INC.

Date: March 31, 2023	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)