Form 10-K/A
period 2021-12-31
Pony Group Inc.
filed 2023-04-11
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

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

This Amendment No. 3 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Pony Group Inc. (the “Company,” “we,” and “our”) for the year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission on March 31, 2022 (the “Original Filing”), and was amended by Amendment No. 1 to the Original Filing on September 23, 2022 (the “Amendment No. 1”) and further by Amendment No. 2 to the Original Filing on February 3, 2023 (the “Amendment No. 2”).

The Company is filing this Amendment solely for the purpose of updating disclosure concerning the opinion of PRC counsel in connection with permits and licenses required by PRC and Hong Kong regulatory authorities for the Company’s PRC and Hong Kong subsidiaries. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is filing the certifications required under the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing, Amendment No. 1 and Amendment No. 2. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing and Amendment No. 2, as applicable, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

Our operations in China are governed by PRC and Hong Kong laws and regulations. As of the date of this annual report, our PRC and Hong Kong subsidiaries have obtained all the requisite licenses and permits from the PRC and Hong Kong government authorities that are material for our business operations in PRC and Hong Kong.

The following table provides details on the licenses and permissions held by our Hong Kong and PRC subsidiaries:

Company	License/Permission	Issuing Authority	Validity
Pony Limousine Services Limited	Business Registration Certificate	Registrar of Companies Hong Kong Special Administrative Region	April 28, 2022 - April 27, 2023
Universe Travel Culture & Technology Ltd.	Business License	Administrative Examination and Approval Bureau of Guangdong Shenzhen	February 2, 2019 - Long-term

As of the date of this report, as advised our PRC legal counsel, Beijing Haotai Law Firm, none of our nor our subsidiaries are currently required to obtain any permission approval or business licenses from the CSRC, the CAC, the trading of our securities on the OTCQB and the offering of our securities to foreign investors, or any other governmental agency that is required to approve our or our subsidiaries’ operations. The business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. Further, for our Shenzhen subsidiary, Universe Travel, and to the extent that if we become subject to such PRC laws in the future. As advised by our PRC counsel, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, our operations could be adversely affected, directly or indirectly, by future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future. We may be subject to penalties and sanctions imposed by the PRC or Hong Kong regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

Given the uncertainties of interpretation and implementation of laws and regulations and the enforcement practice of government authorities, we may be required to obtain additional licenses, permits, filings or approvals for the functions and services of our platform in the future. For more detailed information, see “Item 1A. Risk Factors—Risks Related to Our Business—Risks Related to Doing Business in China”

There may be prominent risks associated with Pony HK’s operations being in Hong Kong and Universe Travel being the PRC. For example, as a U.S.-listed public company with business revenue derived primarily from our PRC-subsidiary, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. Additionally, Pony HK is subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we may face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct, through our subsidiaries Pony HK and Universe Travel, in Shenzhen and in Hong Kong and the profitability of such business. Therefore, these risks associated with having part of our operations in Hong Kong could likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors. In addition, changes in Chinese internal regulatory mandates, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), the Anti-Monopoly Law, the Cybersecurity Law and the Data Security Law, may target the Company’s corporate structure and impact our and our subsidiaries’ ability to conduct business in Hong Kong and in Shenzhen, accept foreign investments, or list on an U.S. or other foreign exchange.

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

As advised by our PRC counsel, Beijing Haotai Law Firm, we currently have not received any notice or administrative order which require the Company to obtain approval from Chinese authorities to list on U.S exchanges, however, if our holding company or any of our PRC subsidiary were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, continue to offer securities to investors, or materially affect the interest of the investors and cause significantly depreciation of our price of common stock.

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

Our operations in China are governed by PRC and Hong Kong laws and regulations. As of the date of this report, as advised our PRC legal counsel, Beijing Haotai Law Firm, none of our nor our subsidiaries are currently required to obtain any permission approval or business licenses from the CSRC, the CAC, the trading of our securities on the OTCQB and the offering of our securities to foreign investors, or any other governmental agency that is required to approve our or our subsidiaries’ operations. The business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. Further, for our Shenzhen subsidiary, Universe Travel, and to the extent that if we become subject to such PRC laws in the future. As advised by our PRC counsel, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, our operations could be adversely affected, directly or indirectly, by future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future. We may be subject to penalties and sanctions imposed by the PRC or Hong Kong regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

Given the uncertainties of interpretation and implementation of laws and regulations and the enforcement practice of government authorities, we may be required to obtain additional licenses, permits, filings or approvals for the functions and services of our platform in the future. For more detailed information, see “Item 1. Business-Regulatory Permissions and Developments”

You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

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

PONY GROUP INC.

Date: April 11, 2023	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)