Form 10-Q
period 2023-03-31
Pony Group Inc.
filed 2023-05-15
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,542	$49,803
Accounts receivables	14,435	10,723
Other receivables	26,496	285
Other receivables-related parties	8,998	8,998
Total current assets	75,471	69,809

Total assets	$75,471	$69,809

Liabilities and Equity

Current liabilities
Accounts payable	$34,793	$31,343
Other payable- related parties	387,838	378,753
Other current liability	66,334	15,257
Total current liabilities	488,965	425,353
Total liabilities	$488,965	$425,353

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	5,461	6,360
Accumulated deficit	(606,455)	(549,404)
Total equity	(413,494)	(355,544)
Total liabilities and equity	$75,471	$69,809

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2023	2022

Revenue	$56,166	$29,868

Cost of revenue	24,604	24,824

Gross profit	31,562	5,044

Operating expenses
General & administrative expenses	88,535	114,348
Research and development expense	-	7,070
Total operating expenses	88,535	121,418

Income (loss) from operation	(56,973)	(116,374)

Other (expense) income
Other (expense) income	(79)	34
Total other (expense) income	(79)	34

Net Loss	$(57,052)	$(116,340)

Foreign Currency Translation	(899)	(442)
Total comprehensive loss	(57,951)	(116,782)
Basic and diluted net loss per common share	(0.005)	(0.010)
Weighted average number of shares outstanding	11,500,000	11,500,000

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	advance	(Loss)	Deficit	Total
Balance as of December 31, 2022	11,500,000	$11,500	$176,000	$-	$6,360	$(549,404)	$(355,544)

Cumulative Foreign currency translation adjustment	-	-	-	-	(899)	-	(899)

Net Loss	-	-	-	-	-	(57,052)	(57,052)

Balance as of March 31, 2023	11,500,000	$11,500	$176,000	$-	$5,461	$(606,456)	$(413,495)

For the Three Months Ended March 31, 2022

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	advance	(Loss)	Deficit	Total

Balance as of December 31, 2021	11,500,000	$11,500	$176,000	$-	$(10,158)	$(280,326)	$(102,984)

Cumulative Foreign currency translation adjustment	-	-	-	-	(442)	-	(442)

Net Loss		-	-	$-	-	(116,340)	(116,340)

Balance as of March 31, 2022	11,500,000	$11,500	$176,000	$-	$(10,600)	$(396,666)	$(219,766)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2023	2022

Cash flow from operating activities:
Net Loss	$(57,052)	$(116,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,712)	27,734
Other receivable	(26,211)	(24)
Accounts payable	3,450	(17,484)
Other payable	51,078	(10,080)
Cash provided used in operating activities	(32,447)	(116,194)

Cash flow from investing activities:
Cash from investing activities	-	-

Cash flow from financing activities:
Advance from (repayment to) related party	9,085	(2,915)
Cash from financing activities	9,085	(2,915)

Effects of currency translation on cash	(899)	(442)

Net decrease in cash	(24,261)	(119,551)
Cash at beginning of the period	49,803	266,011
Cash at end of period	$25,542	$146,460

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

PONY GROUP INC, (The “Company” or “PONY”) was incorporated on January 7, 2019 in the state of Delaware.

On March 7, 2019, Pony Group Inc (the “Purchaser”), and Wenxian Fan, the sole owner of PONY LIMOUSINE SERVICES LIMITED (“Pony HK”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Wenxian Fan (the “Seller”) would sell to the Purchaser, and the Purchaser will purchase from the Seller, 10,000 shares of Pony HK, which represented 100% of the shares. On March 7, 2019, this transaction was completed.

Pony HK is a limited corporation formed under the laws of Hong Kong on April 28, 2016, which was formed by FAN WENXIAN. Its registered office is located at FLAT/RM 01 11/F, LUCKY COMM BLDG, 103 DES VOEUX RD WEST, SHEUNG WAN, HONG KONG. The business nature of the Company is to provide cross boarder limousine services to customers. On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK.

Details of the Company’s structure as of March 31, 2023 are as follow:

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

As of March 31, 2023 and December 31, 2022, accounts receivable was $14,435 and $10,723, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

Pony HK, a 100% subsidiary of the Company, has agreements with its one major client that the payments for the services rendered be settled every six months. The major clients accounted for 20.6% of the revenue for the three months ended March 31, 2023, respectively.

Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK, has agreements with two major clients, the two clients combined accounted for 77.3% of the revenue for the three months ended March 31, 2023.

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

Foreign Currency Translation - Pony HK’s functional currency is the Hong Kong Dollar (HK$) and Universe Travel Culture & Technology Ltd.’s functional currency is the Renminbi (RMB). The reporting currency is that of the US Dollar. Assets, liabilities and owners’ contribution are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2023
Balance sheet	HK$7.85 to US $1.00	RMB 6.87 to US $1.00
Statement of operation and other comprehensive income	HK$7.84 to US $1.00	RMB 6.84 to US $1.00
December 31, 2022
Balance sheet	HK$7.80 to US $1.00	RMB 6.89 to US $1.00
March 31, 2022
Statement of operation and other comprehensive income	HK$7.81 to US $1.00	RMB 6.35 to US$1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 2 - GOING CONCERN

The Company had operating losses of $57,052 and $116,340 during the three months ended March 31, 2023 and 2022, respectively.

The Company has accumulated deficit of $606,455 and $549,404 as of March 31, 2023 and December 31, 2022, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was incorporated on January 7, 2019 in the state of Delaware, and is the sole owner of Pony HK. As of March 31, 2023, Pony HK has paid $310,580 on behalf of PONY GROUP INC for the US legal and audit cost incurred relevant to the OTC listing.

Amount of receivable from shareholders due to the company declared a 6,000 to 1 stock split. After the stock split, the par value of the commons stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. For the company use a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	March 31, 2023	December 31, 2022
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	March 31, 2023	December 31, 2022
To Wenxian Fan	$387,838	$378,753
Total due to related parties	$387,838	$378,753

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major supplier during the three months ended March 31, 2023: Changying Business Limited for 23.70% of the cost.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2023, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2023 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three months ended March 31, 2023 compared to March 31, 2022

Revenue

For the three months ended March 31, 2023 and 2022, revenues were $56,166 and $29,868, respectively, with an increase of $26,298 over the same period in 2022. The increase mainly due to Universe Travel providing technology development services to Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin Technology Co., Ltd in the amount of $43,411 during the three month ended March 31, 2023.

Cost of Revenue

Cost of Revenue for the three months ended March 31, 2023 and 2022 were $24,604 and $24,824, respectively, with a decrease of $220 over the same period in 2022. The decrease was mainly due to the decrease of orders of Pony HK, thus the cost of revenue decreased accordingly.

Gross Profit

Gross profits were $31,562 and $5,044 for the three months ended March 31, 2023 and 2022. The gross profit margin as a percentage of sales were 56.2% and 16.9% for the three months ended March 31, 2023 and 2022, respectively. The increase of gross profit margin was due to Universe Travel providing technology development services to Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin Technology Co., Ltd. This service provided has a higher gross profit margin and led to the increase of the total gross profit margin for the three months ended March 31, 2023.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 and 2022 were $88,535 and $121,418, respectively for a decrease of $32,883. The decrease of operating expense was mainly due to the Company paying $35,000 legal fee for OTC listing during the three months ended March 31, 2022 and such legal fee was not incurred for the three months ended March 31, 2023.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended March 31, 2023 and 2022, the net other expense was $79 compared to $34 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $606,455 as of March 31, 2023. We had a cash balance of $25,542 and negative working capital of $413,494 as of March 31, 2023. The Company has incurred losses of $57,052 and $116,340 for the three months ended March 31, 2023 and 2022, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of March 31, 2023, we have enough cash to continue operations for approximately six months.

Net cash used in operating activities for the three months ended March 31, 2023, amounted to $32,447, compared to $116,194 net cash used in operating activities for the three months ended March 31, 2022. The decrease of net cash used in operating activities mainly due to the decrease of net loss.

There were $0 cash used in investment activities for the three months ended March 31, 2023 and 2022.

Net cash provided by financing activities for the three months ended March 31, 2023 amounted to $9,085, compared to net cash used in financing activities of $2,915 in the same period 2022. The net cash provided by financing activities were from shareholders who paid cost and other expenses on behalf of the Company.

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

The effects of the COVID-19 pandemic, including the travel restrictions described above, have resulted in a dramatic reduction in the number of people travelling from Guangdong Province to Hong Kong and a similar reduction in the number of our customers and have severely impacted our operating results. The number of travellers between Guangdong province and Hong Kong deceases significantly. Thus, the orders for our travel service business decreased. In the same period, to generate new revenues we started providing monthly subscription service to obtain new customers. Our subsidiary Universe Travel started to provided technology and development services to help our clients to develop their own mobile application and platform. We believe that such services will generate additional revenue in the future.

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

See Note 1 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

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

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

PONY GROUP INC.

Date: May 15, 2023	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)