Form 10-K/A
period 2022-12-31
Pony Group Inc.
filed 2023-06-30
CIK 1784058

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

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Pony Group Inc. (the “Company,” “we,” and “our”) for the year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission on March 31, 2023 (the “Original Filing”).

The Company is filing this Amendment solely for the purpose of i) updating disclosure concerning the opinion of PRC counsel in connection with permits and licenses required by PRC and Hong Kong regulatory authorities for the Company’s PRC and Hong Kong subsidiaries and ii) to include the management’s annual report on internal control over financial report. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is filing the certifications required under the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

The following table provides details on the licenses and permissions held by our Hong Kong and PRC subsidiaries:

Company	License/Permission	Issuing Authority	Validity
Pony Limousine Services Limited	Business Registration Certificate	Registrar of Companies Hong Kong Special Administrative Region	April 28, 2022 - April 27, 2023 & April 28, 2023 - April 27, 2024
Universe Travel Culture & Technology Ltd.	Business License	Administrative Examination and Approval Bureau of Guangdong Shenzhen	February 2, 2019 - Long-term

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the Securities and Exchange Commission, our management including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of internal control over financial reporting as of December 31, 2022 using the criteria set forth in the report “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the management concluded that our internal control over financial reporting was effective as of December 31, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all potential misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Item 9B. Other Information

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

PONY GROUP INC.

Date: June 30, 2023	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)