Form 10-Q
period 2023-06-30
Pony Group Inc.
filed 2023-08-14
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31,678	$49,803
Accounts receivables	8,725	10,723
Other receivables	16,818	285
Other receivables-related parties	8,998	8,998
Total current assets	66,219	69,809

Total assets	$66,219	$69,809

Liabilities and Equity

Current liabilities
Accounts payable	$31,779	$31,343
Other payable- related parties	431,843	378,753
Other current liability	45,412	15,257
Total current liabilities	509,034	425,353
Total liabilities	$509,034	$425,353

Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	21,498	6,360
Accumulated deficit	(651,813)	(549,404)
Total equity	(442,815)	(355,544)
Total liabilities and equity	$66,219	$69,809

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$47,228	$23,696	$103,394	$53,564

Cost of revenue	20,867	6,769	45,471	31,593

Gross profit	26,361	16,927	57,923	21,971

Operating expenses
General & administrative expenses	71,874	123,775	160,409	238,123
R&D expense	-	10,187	-	17,257
Total operating expenses	71,874	133,962	160,409	255,380

Loss from operation	(45,513)	(117,035)	(102,486)	(233,409)

Other income (expenses)
Other income (expense)	156	(473)	77	(439)
Total other income (expense)	156	(473)	77	(439)

Loss before income taxes	(45,357)	(117,508)	(102,409)	(233,848)
Provision for income tax
Net Loss	$(45,357)	$(117,508)	$(102,409)	$(233,848)

Other Comprehensive Income	16,037	9,703	15,138	9,261
Comprehensive loss	(29,320)	(107,805)	(87,271)	(224,587)
Basic and diluted loss per common share*	(0.004)	(0.010)	(0.009)	(0.020)
Weighted average number of shares outstanding*	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2023

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2022	11,500,000	$11,500	$176,000	$6,360	$(549,404)	$(355,544)

Cumulative Foreign currency translation adjustment	-	-	-	(899)	-	(899)

Net Loss	-	-	-	-	(57,052)	(57,052)

Balance as of March 31, 2023	11,500,000	11,500	176,000	5,461	(606,456)	(413,495)

Cumulative Foreign currency translation adjustment	-	-	-	16,037	-	16,037

Net Loss	-	-	-	-	(45,357)	(45,357)

Balance as of June 30, 2023	11,500,000	$11,500	$176,000	$21,498	$(651,813)	$(442,815)

For the Three and Months Ended June 30, 2022

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2021	11,500,000	$11,500	$176,000	$(10,158)	$(280,326)	$(102,984)

Cumulative Foreign currency translation adjustment	-	-	-	(442)	-	(442)

Net Loss	-	-	-	-	(116,340)	(116,340)

Balance as of March 31, 2022	11,500,000	11,500	176,000	(10,600)	(396,666)	(219,766)

Cumulative Foreign currency translation adjustment	-	-	-	9,703	-	9,703

Net Loss	-	-	-	-	(117,508)	(117,508)

Balance as of June 30, 2022	11,500,000	$11,500	$176,000	$(897)	$(514,174)	$(327,571)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMETNS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30
	2023	2022

Cash flow from operating activities:
Net Loss	$(102,409)	$(233,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,998	18,731
Other receivable	(16,533)	(201)
Accounts payable	436	(5,761)
Other payable	30,155	(79,693)
Cash used in operating activities	(86,353)	(300,772)

Cash flow from financing activities:
Advance from related party	53,090	70,300
Cash provided by financing activities	53,090	70,300

Effects of currency translation on cash	15,138	9,261

Net decrease in cash	(18,125)	(221,211)
Cash at beginning of the period	49,803	266,011
Cash at end of period	$31,678	$44,800

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

Details of the Company’s structure as of June 30, 2023 are as follow:

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

As of June 30, 2023 and December 31, 2022, accounts receivable was $8,725 and $10,723, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

Pony HK, a 100% subsidiary of the Company, has agreements with its one major client that the payments for the services rendered be settled every six months. The major clients accounted for 11.2% of the revenue for the six months ended June 30, 2023, respectively.

Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK, has agreements with three major clients. Shenzhen Eryuechuer Culture & Technology., Ltd, accounted for 24.87% of Universe Travel’s revenue. Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin each accounted separately for 18.32% of the revenue and in the aggregate 36.64% of the revenue.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2023
Balance sheet	HK$7.84 to US $1.00	RMB 7.25 to US $1.00
Statement of operation and other comprehensive income	HK$7.84 to US $1.00	RMB 6.93 to US $1.00
December 31, 2022
Balance sheet	HK$7.80 to US $1.00	RMB 6.89 to US $1.00
June 30, 2022
Statement of operation and other comprehensive income	HK$7.85 to US $1.00	RMB 6.61 to US$1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 2 - GOING CONCERN

The Company had operating losses of $102,409 during the six months ended June 30, 2023 and has accumulated deficit of $651,813 at June 30, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amount of receivable from shareholders is due to the company declaring a 6,000 to 1 stock split. After the stock split, the par value of the common stocks was $0.001 per share. The shareholders should pay the consideration of $8,998 to the company. The Company used a retroactive basis to present the nominal shares, the considerations and receivable form shareholders also should be represented.

	June 30, 2023	December 31, 2022
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	June 30, 2023	December 31, 2022
To Wenxian Fan	$431,843	$378,753
Total due to related parties	$431,843	$378,753

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major supplier during the six months ended June 30, 2023: Changying Business Limited for 25.19% of the cost.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2023, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2023 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In April 2019, we rolled out basic version which supports carpooling, car rental, airport pick-up and/or drop-off, etc., ready for download at Apple App store; the basic version has an interface in Chinese language only. In May 2019, we rolled out the second version which has an enhanced interface in both Chinese and English language which supports payment through PayPal. By the end of 2019, we rolled out third version which has multi-language interface to attract users from all-over the world. In January 2020, we officially launched the App.

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

Results of Operations

For the three and six months ended June 30, 2023 compared to June 30, 2022

Revenue

For the three months ended June 30, 2023 and 2022, revenues were $47,228 and $23,696, respectively, with an increase of $23,532 over the same period in 2022. The increase was due to Universe Travel providing technology development services to Shenzhen Eryuechuer Culture & Technology., Ltd in the amount of $25,717 during the three month ended June 30, 2023.

For the six months ended June 30, 2023 and 2022, revenues were $103,394 and $53,564 respectively, with an increase of $49,830 over the same period in 2022. From January to June 2023, Universe Travel provided technology development services to three major clients, Shenzhen Eryuechuer Culture & Technology., Ltd, Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin Technology Co., Ltd, which generated $63,603 revenue for the Company during the six month ended June 30, 2023.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2023 and 2022 were $20,867 and $6,769, respectively, with an increase of $14,098 over the same period in 2022. The increase was mainly due to the increase of orders of Pony HK, thus the cost of revenue increased accordingly.

Cost of Revenue for the six months ended June 30, 2023 and 2022 were $45,471 and $31,593, respectively, with an increase of $13,878 over the same period in 2022. The increase was mainly due to the increase of orders of Pony HK, thus the cost of revenue increased accordingly.

Gross Profit

Gross profits were $26,361 and $16,927 for the three months ended June 30, 2023 and 2022. The gross profit margin as a percentage of sales were 55.8% and 71.4% for the three months ended June 30, 2023 and 2022, respectively. Since our staff could provide application development service based on WeChat platform without additional cost, technology development services have a higher gross profit margin. The decrease of gross profit margin for the three months ended June 30, 2023 compared to the same period of 2022 was due to the fact that technology development services accounted for lower proportion of revenue for the three months ended June 30, 2023.

Gross profits were $57,923 and $21,971 for the six months ended June 30, 2023 and 2022, respectively. The gross profit margin as a percentage of sales for the six months ending June 30, 2023 and 2022 were 56.0% and 41.0%, respectively. The increase of gross profit margin was due to Universe Travel providing technology development services to three major clients during the six months ended June 30, 2023. This service provided has a higher gross profit margin and led to the increase of the total gross profit margin.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 and 2022 were $71,874 and $133,962, respectively, for a decrease of $62,088. The decrease of operating expense was mainly due to decrease of a service fee paid for OTC listing and other consulting services fees as compared to the prior period.

Operating expenses for the six months ended June 30, 2023 and 2022 were $160,409 and $255,380, respectively, a decrease of $94,971 from the same period in 2022. The decrease was mainly due to service fee paid for OTC listing and other consulting services fees.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended June 30, 2023 and 2022, the net other income was $156 compared to net other expense $473 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

For the six months ended June 30, 2023 and 2022, the net other income was $77 when it was a net other expense of $439 in the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $651,813 as of June 30, 2023. We had a cash balance of $31,678 and negative working capital of $442,815 as of June 30, 2023. The Company has incurred losses of $102,409 for the six months ended June 30, 2023. The Company has not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of June 30, 2023, we have enough cash to continue operations for approximately six months.

Net cash used in operating activities for the six months ended June 30, 2023, amounted to $86,553, compared to $300,772 net cash used in operating activities for the six months ended June 30, 2022. The decrease of net cash used in operating activities was due to the decrease of net loss.

There were $0 cash used in investment activities for the six months ended June 30, 2023 and 2022.

Net cash provided by financing activities for the six months ended June 30, 2023 amounted to $53,090, compared to net cash provided by financing activities of $70,300 in the same period of 2022. The net cash provided by financing activities were from shareholders who paid cost and other expenses on behalf of the Company.

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

See Note 1 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

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

PONY GROUP INC.

Date: August 14, 2023	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)