Form 10-Q
period 2023-09-30
Pony Group Inc.
filed 2023-11-13
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

+86 755 86665622

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PNYG	OTC Market

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

As of November 13, 2023, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,131	$49,803
Accounts receivables	12,693	10,723
Other receivables	269	285
Other receivables-related parties	8,998	8,998
Total current assets	49,091	69,809

Total assets	$49,091	$69,809

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,423	$31,343
Other payable- related parties	473,238	378,753
Other current liability	29,210	15,257
Total current liabilities	503,871	425,353
Total liabilities	$503,871	$425,353

Stockholders’ Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	23,334	6,360
Accumulated deficit	(665,614)	(549,404)
Total stockholders’ equity	(454,780)	(355,544)
Total liabilities and stockholders’ equity	$49,091	$69,809

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$38,102	$22,847	$141,496	$76,411

Cost of revenue	19,944	6,523	65,415	38,116

Gross profit	18,158	16,324	76,081	38,295

Operating expenses
General & administrative expenses	31,965	46,306	192,374	284,429
R&D expense	-	6,559	-	23,816
Total operating expenses	31,965	52,865	192,374	308,245

Loss from operation	(13,807)	(36,541)	(116,293)	(269,950)

Other income (expenses)
Other income (expense)	6	(7,150)	83	(7,589)
Total other income (expense)	6	(7,150)	83	(7,589)

Loss before income taxes	(13,801)	(43,691)	(116,210)	(277,539)
Provision for income tax	-	-	-	-
Net Loss	$(13,801)	(43,691)	(116,210)	(277,539)

Other Comprehensive Income	1,836	15,237	16,974	24,498
Comprehensive loss	(11,965)	(28,454)	(99,236)	(253,041)
Basic and diluted loss per common share	(0.001)	(0.004)	(0.010)	(0.024)
Weighted average number of shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2023

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2022	11,500,000	$11,500	$176,000	$6,360	$(549,404)	$(355,544)

Cumulative Foreign currency translation adjustment	-	-	-	(899)	-	(899)

Net Loss	-	-	-	-	(57,052)	(57,052)

Balance as of March 31, 2023	11,500,000	11,500	176,000	5,461	(606,456)	(413,495)

Cumulative Foreign currency translation adjustment	-	-	-	16,037	-	16,037

Net Loss	-	-	-	-	(45,357)	(45,357)

Balance as of June 30, 2023	11,500,000	$11,500	$176,000	$21,498	$(651,813)	$(442,815)

Cumulative Foreign currency translation adjustment	-	-	-	1,836	-	1,836

Net Loss	-	-	-	-	(13,801)	(13,801)

Balance as of September 30, 2023	11,500,000	$11,500	$176,000	$23,334	$(665,614)	$(454,780)

For the Three and Nine Months Ended September 30, 2022

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2021	11,500,000	$11,500	$176,000	$(10,158)	$(280,326)	$(102,984)

Cumulative Foreign currency translation adjustment	-	-	-	(442)	-	(442)

Net Loss	-	-	-	-	(116,340)	(116,340)

Balance as of March 31, 2022	11,500,000	11,500	176,000	(10,600)	(396,666)	(219,766)

Cumulative Foreign currency translation adjustment	-	-	-	9,703	-	9,703

Net Loss	-	-	-	-	(117,508)	(117,508)

Balance as of June 30, 2022	11,500,000	$11,500	$176,000	$(897)	$(514,174)	$(327,571)

Cumulative Foreign currency translation adjustment	-	-	-	15,237	-	15,237

Net Loss	-	-	-	-	(43,691)	(43,691)

Balance as of September 30, 2022	11,500,000	$11,500	$176,000	$14,340	$(557,865)	$(356,025)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2023	2022

Cash flow from operating activities:
Net Loss	$(116,210)	$(277,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(1,970)	45,563
Other receivable	16	25
Accounts payable	(29,920)	(5,965)
Other payable	13,953	(95,919)
Cash used in operating activities	(134,131)	(333,835)

Cash flow from financing activities:
Advance from related party	94,485	91,513
Cash provided by financing activities	94,485	91,513

Effects of currency translation on cash	16,974	24,498

Net decrease in cash	(22,672)	(217,824)
Cash at beginning of the period	49,803	266,011
Cash at end of period	$27,131	$48,187

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Details of the Company’s structure as of September 30, 2023 are as follow:

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

As of September 30, 2023 and December 31, 2022, accounts receivable was $12,693 and $10,723, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

Pony HK, a 100% subsidiary of the Company, has agreements with its major clients that the payments for the services rendered be settled every six months. There was no client that accounted for over 10% of the revenue for Pony HK in the nine months ended September 30, 2023.

Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK, has agreements with three major clients. For the nine months ended September 30, 2023, the following clients accounted for over 10% of the revenue for Universe Travel: Shenzhen Zhongke Hengjin with 24.84%; Shenzhen Eryuechuer Culture & Technology., Ltd, with 17.88%; and Shenzhen Shangjia Electronic Technology., Ltd with 15.25%

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606. The core principle of ASC606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. Our sales arrangements generally ask customers to pay in advance before any services can be arranged. The company recognizes revenue when each performance obligation is satisfied. Documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify services rendered. The Company has no returns or sales discounts and allowances because services rendered and accepted by customers are normally not returnable.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2023
Balance sheet	HK$7.83 to US $1.00	RMB 7.29 to US $1.00
Statement of operation and other comprehensive income	HK$7.83 to US $1.00	RMB 7.03 to US $1.00
December 31, 2022
Balance sheet	HK$7.80 to US $1.00	RMB 6.89 to US $1.00
September 30, 2022
Statement of operation and other comprehensive income	HK$7.85 to US $1.00	RMB 6.85 to US$1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 2 - GOING CONCERN

The Company had net loss of $116,210 during the nine months ended September 30, 2023 and has accumulated deficit of $665,614 at September 30, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

	September 30, 2023	December 31, 2022
Receivable from shareholders	$8,998	$8,998
Total due from related parties	$8,998	$8,998

Ms. Wenxian Fan, the director, loaned working capital to Pony HK with no interest and paid on behalf of Pony HK for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	September 30, 2023	December 31, 2022
To Wenxian Fan	$473,238	$378,753
Total due to related parties	$473,238	$378,753

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major supplier during the nine months ended September 30, 2023: Changying Business Limited for 24.51% of the cost.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 13, 2023, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2023 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Plan of Operations

In January 2019, we started our Research and Development (“R&D”) project mobile Lets Go App (“App”) designed to have multi-language interface to attract users from around the world, focusing on providing one-stop travel services to foreigners traveling in China, for both leisure and business.

In April 2019, we rolled out basic version which supports carpooling, car rental, airport pick-up and/or drop-off, etc., ready for download at Apple App store; the basic version has an interface in Chinese language only. In May 2019, we rolled out the second version which has an enhanced interface in both Chinese and English language which supports payment through PayPal. By the end of 2019, we rolled out third version of the App which has multi-language interface to attract users from all-over the world. In January 2020, we officially launched the App.

We intend to attract users from outside of China to use our App and expand our offerings on the App to serve as a one-stop shop to book tickets, reserve hotels, rent a car and hire English speaking drivers.

Our goal is to grow to an international player in the travel service market. To accomplish such goal, we will cooperate with other businesses which have capital, marketing and technology resources or products. We expect to recruit more workforce and talents, and develop new technologies and products.

Results of Operations

For the three and nine months ended September 30, 2023 compared to September 30, 2022

Revenue

For the three months ended September 30, 2023 and 2022, revenues were $38,102 and $22,847, respectively, with an increase of $15,255 over the same period in 2022. The increase was due to our subsidiary Universe Travel providing technology development services to Shenzhen Zhongke Hengjin Technology Co., Ltd in the amount of $14,724 during the three months ended September 30, 2023.

For the nine months ended September 30, 2023 and 2022, revenues were $141,496 and $76,411 respectively, with an increase of $65,085 over the same period in 2022. From January to September 2023, Universe Travel provided technology development services to its three major clients, Shenzhen Eryuechuer Culture & Technology., Ltd, Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin Technology Co., Ltd, which generated $81,637 in revenue for the Company during the nine month ended September 30, 2023.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023 and 2022 were $19,944 and $6,523, respectively, with an increase of $13,421 over the same period in 2022. The increase was mainly due to the increase of revenue , thus the cost of revenue increased accordingly.

Cost of Revenue for the nine months ended September 30, 2023 and 2022 were $65,415 and $38,116, respectively, with an increase of $27,299 over the same period in 2022. The increase was mainly due to the increase of revenue, thus the cost of revenue increased accordingly.

Gross Profit

Gross profits were $18,158 and $16,324 for the three months ended September 30, 2023 and 2022. The gross profit margin as a percentage of sales were 47.7% and 71.4% for the three months ended September 30, 2023 and 2022, respectively. Since our staff could provide application development services based on the Wechat platform without additional costs, technology development services have a higher gross profit margin. The decrease of gross profit margin for the three months ended September 30, 2023 compared to the same period of 2022 was due to the fact that technology development services accounted for lower proportion of revenue for the three months ended September 30, 2023.

Gross profits were $76,081 and $38,295 for the nine months ended September 30, 2023 and 2022, respectively. The gross profit margin as a percentage of sales for the nine months ended September 30, 2023 and 2022 were 53.8% and 50.1%, respectively. The increase of gross profit margin was due to Universe Travel providing technology development services to its three major clients during the nine months ended September 30, 2023. This service provided has a higher gross profit margin and led to the increase of the total gross profit margin.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 and 2022 were $31,965 and $52,865, respectively, for a decrease of $20,900. The decrease of operating expenses was mainly due to decrease of a service fee paid for OTC listing and other consulting services fees as compared to the prior period.

Operating expenses for the nine months ended September 30, 2023 and 2022 were $192,374 and $308,245, respectively, a decrease of $115,871 from the same period in 2022. The decrease was mainly due to service fee paid for OTC listing and other consulting services fees in the prior period.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended September 30, 2023 and 2022, the net other income was $6 compared to net other expense $7,150 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

For the nine months ended September 30, 2023 and 2022, the net other income was $83 when it was a net other expense of $7,589 in the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $665,614 as of September 30, 2023. We had a cash balance of $27,131 and negative working capital of $454,780 as of September 30, 2023. The Company has incurred losses of $116,210 for the nine months ended September 30, 2023. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. The Company has not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the nine months ended September 30, 2023, amounted to $134,131, compared to $333,835 net cash used in operating activities for the nine months ended September 30, 2022. The decrease of net cash used in operating activities was due to the decrease of net loss.

There were $0 cash used in investment activities for the nine months ended September 30, 2023 and 2022.

Net cash provided by financing activities for the nine months ended September 30, 2023 amounted to $94,485, compared to net cash provided by financing activities of $91,513 in the same period of 2022. The net cash provided by financing activities were from shareholders who paid certain expenses on behalf of the Company.

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

See Note 1 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

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

Not applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

Not applicable

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

PONY GROUP INC.

Date: November 13, 2023	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)