Form 10-K
period 2023-12-31
Pony Group Inc.
filed 2024-03-28
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-234358

PONY GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3532241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Engineer Experiment Building, A202 7 Gaoxin South Avenue, Nanshan District Shenzhen, Guangdong Province People’s Republic of China	518000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +86 0755 86665622

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock	PNYG	None

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value of the Registrant’s common stock outstanding, other than the shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2023, was approximately $44,463,600.

As of March 28, 2024 there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	the expected growth and heavy regulation of the credit industry, and marketplace lending in particular, in China;

●	the growth in China of disposable household income and the availability and cost of credit available to finance car purchases;

●	the growth of China’s ride-hailing, automobile financing and leasing industries;

●	taxes and other incentives or disincentives related to car purchases and ownership;

●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;

●	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectations regarding our customer base;

●	our plans to invest in our automobile transaction and related services business;

●	our relationships with our business partners;

●	competition in our industries;

●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and

●	relevant government policies and regulations, relating to our industries.

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

On December 16, 2021, the PCAOB issued a determination, under the HFCA Act, on registered public accounting firms headquartered in Hong Kong and the mainland China of the People’s Republic of China that it is unable to inspect or investigate completely. As of this Report, our auditor, YCM CPA, Inc., is not headquartered in China nor Hong Kong and thus is not subject to such determination.

As a firm registered with the PCAOB, YCM CPA, Inc. is subject to laws in the United States which provide that the PCAOB shall conduct regular inspections to assess the auditor’s compliance with the applicable professional standards. We have no intention of dismissing BF YCM CPA, Inc in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

Our operations in China and Hong Kong are respectively governed by PRC and Hong Kong laws and regulations. As of the date of this annual report, our PRC and Hong Kong subsidiaries have obtained all the requisite licenses and permits from the PRC and Hong Kong government authorities that are material for our business operations in PRC and Hong Kong.

The following table provides details on the licenses and permissions held by our Hong Kong and PRC subsidiaries:

Company	License/Permission	Issuing Authority	Validity
Pony Limousine Services Limited	Business Registration Certificate	Registrar of Companies Hong Kong Special Administrative Region	April 28, 2024 - April 27, 2025
Universe Travel Culture & Technology Ltd.	Business License	Administrative Examination and Approval Bureau of Guangdong Shenzhen	February 2, 2019 - Long-term

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

Seasonality

Our current operations experience seasonality. We see high demands of our services during the golden week holiday period in China which was intended to help expand the domestic tourism market. Our business slows down during February to April.

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

Facilities

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,408). The lease for this facility expires on March 31, 2024 and we expect to renew the lease for a further term.  We believe the rented space is sufficient for our current operations.

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

Risks Related to Our Business

●	We are an early stage company with a limited operating history. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

●	We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

●	We could be subject to claims from riders, drivers or third parties that are harmed whether or not our service or platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

●	We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

●	If we are not able to successfully develop new offerings and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

●	Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.

●	Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.

●	The impact of any kind of epidemic, such as the coronavirus, on our operations, and the operations of the car fleet companies, may harm our business.

●	We rely on mobile operating systems and application marketplaces to make our apps available to the drivers and riders on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

●	We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues. Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.

●	We depend on the interoperability of our platform across third-party applications and services that we do not control.

●	Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.

●	Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

●	Failure to maintain our reputation and brand image could negatively impact our business.

●	Our success is dependent on retaining key personnel who would be difficult to replace.

●	The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain listing of our common stock

●	If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

●	Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.

●	As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our shareholders without information or rights available to shareholders of more mature companies.

●	Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company,” our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Doing Business in China

●	Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. The PRC government may also intervene or influence our operations and this offering at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	The CSRC has enacted the draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. While such rules have not yet gone into effect and we have determined we are not subject to the measures, the CSRC may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

●	Failure to make adequate contributions to various employee benefit plans and withhold individual income tax on employees’ salaries as required by PRC regulations may subject us to penalties.

●	We must remit the offering proceeds to China before they may be used to benefit our business in China, and we cannot assure that we can finish all necessary governmental registration processes in a timely manner.

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

●	The fluctuation of the Renminbi may have a material adverse effect on your investment.

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC and in Hong Kong

●	Our operations could be adversely affected, directly or indirectly, by future PRC laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions, including business licenses, are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future.

●	You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

●	We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

●	Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. The PRC government may also intervene or influence our operations and this offering at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	The CSRC has enacted the draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. While such rules have not yet gone into effect and we have determined we are not subject to the measures, the CSRC may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

●	Failure to make adequate contributions to various employee benefit plans and withhold individual income tax on employees’ salaries as required by PRC regulations may subject us to penalties.

●	We must remit the offering proceeds to China before they may be used to benefit our business in China, and we cannot assure that we can finish all necessary governmental registration processes in a timely manner.

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

●	The fluctuation of the Renminbi may have a material adverse effect on your investment.

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC and in Hong Kong

●	Our operations could be adversely affected, directly or indirectly, by future PRC laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions, including business licenses, are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future.

●	You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

●	We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

●	Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

●	Our Hong Kong and Shenzhen subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

●	Holding Foreign Companies Accountable Act, or the HFCAA, and the related regulations are evolving quickly. Further implementations and interpretations of our amendments to the HFCAA or the related regulations, or a PCAOB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China that PCAOB may not be able to inspect or investigate completely such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary share could be delisted from the stock exchange pursuant to the HFCAA.

Risks Related to Our Common Stock

●	Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

●	No public market for our common stock currently exists, and an active trading market may not develop or be sustained following this offering.

●	While we believe our revenues and cash on hand are adequate to meet our immediate needs, we may require additional funding in order to progress our business in the future. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate portions of our business.

●	There is substantial doubt about our ability to continue as a going concern.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Even if our common stock becomes publicly-traded and an active trading market develops, the market price for our common stock may be volatile.

●	Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

●	You may face significant restrictions on the resale of your shares of our common stock due to state “blue sky” laws.

●	Potential future sales under Rule 144 may depress the market price for the common stock.

●	Volatility in our common stock price may subject us to securities litigation.

●	We are not likely to pay cash dividends in the foreseeable future.

●	U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officer and director.

●	The Company is selling shares without an underwriter and may not be able to sell all or any of the shares offered herein.

●	The exclusive forum provision in our subscription agreement may have the effect of limiting a purchaser’s ability to bring legal action against the company and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes.

●	Purchasers in this offering may not be entitled to a jury trial with respect to claims arising under the subscription agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.

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

Our success depends in part on our relationships with other third-party service providers, such as CHANGYING BUSINESS LIMITED and Huatai travel co., Ltd. Further, from time to time, we enter into collaboration arrangement in connection with car fleets and drivers. If any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues. Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.

We have a limited number of customers that account for a substantial portion of our revenues, which carries risks. Three of our customers, accounted for approximately 54% of our revenues for the year ended December 31, 2023. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. However, there is no assurance that if any of our large customers terminates their relationship with us or materially reduces the services they acquire from us, such termination or reduction could negatively affect our revenues and results of operations.

Our ability to attract, grow and retain a diverse and balanced customer base may affect our ability to maximize our revenues. Our ability to attract customers depends on a variety of factors, including our service offerings. If we are unable to develop or improve our service offerings, we may fail to develop, grow and retain a diverse and balanced customer base, which would adversely affect our business, financial condition and results of operations.

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

On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses, including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. On March 19, 2024, the Legislative Council of Hong Kong enacted the Safeguarding National Security Ordinance (the “SNSO”) which became in force on March 23, 2024. The SNSO is the second national security law applicable to Hong Kong that criminalizes treason, espionage, sedition and external interference in Hong Kong’s internal affairs. Both the National Security Law and the SNSO also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law and the SNSO remains unclear, there is a risk that its application to conduct outside Hong Kong by non-permanent residents of Hong Kong could limit the activities of or negatively impact us. On July 14, 2020, in response to the enactment of the National Security Law, the United States Congress passed the Hong Kong Autonomy Act which, among other things, sanction on officials and entities in Hong Kong as well as in China that are deemed to help violate Hong Kong’s autonomy, and punishes financial institutions that do business with them. The United States and other countries may further take action against China, its leaders and leaders of Hong Kong, which may include the imposition of wider sanctions. Escalation of tensions resulting from the National Security Law and the SNSO, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could negatively impact the security and stability of the region and have a material adverse effect on our business. The aforementioned risks, including an expansionary application of the National Security Law or the SNSO in unpredictable circumstances by either the Chinese or Hong Kong authorities, and any downturn in Hong Kong’s economy could negatively impact the industries in which we participate, negatively impact our business operations and have a material adverse effect on our results of operations, financial condition and cash flow.

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

On December 16, 2021, PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “2021 PCAOB Determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong. Our auditor, YCM CPA, Inc., is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

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

Our audited financial statements for the year ended December 31, 2023 were prepared assuming that we will continue as a going concern. In addition, as discussed in Note 3 of the financial statements for the year ended December 31, 2023, the Company has suffered recurring losses from operations. These conditions raise substantial doubt on our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023 included an explanatory paragraph on the doubt of our ability to continue as a going concern in order to draw prospective investors’ attention to the relevant note in the financial statements for the year ended December 31, 2023.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We faces various cyber risks, including, but not limited to, risks related to the storage of members’ information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security. Additionally, we devote significant resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt with the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. The risk assessment is discussed with the CEO on at least an annual basis. Our practices are generally developed from, and benchmarked against, recognized cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework.

Item 2. Properties

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,408). The lease for this facility expires on February 28, 2025. We believe the rented space is sufficient for our current operations. We consider our current facilities adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC QB tier of OTC Market Group LLC’s Marketplace under the symbol “PNYG.” As of March 28, 2024, there were 11,500,000 shares of common stock outstanding.

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTCQB is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Fiscal Year 2023	High	Low
First Quarter (January 1, 2023 - March 31, 2023)	$5.42	$5.37
Second Quarter (April 1, 2023 - June 30, 2023)	$5.37	$5.37
Third Quarter (July 1, 2023 - September 30, 2023)	$5.37	$5.37
Fourth Quarter (October 1, 2023 - December 31, 2023)	$5.37	$1.00

Fiscal Year 2022	High	Low
Third Quarter (July 1, 2022 - September 30, 2022)	$5.37	$5.00
Fourth Quarter (October 1, 2022 - December 31, 2022)	$5.42	$5.37

Holders

Based upon information furnished by our transfer agent, as of December 31, 2023, the Company had 22 stockholders of record.

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

Results of Operations

For the Year Ended December 31, 2023 Compared to December 31, 2022

Revenue

For the years ended December 31, 2023 and 2022, revenues were $177,570 and $114,288, respectively, with an increase of $63,282 over the same period in 2022. The increase was due to the Company’s increase efforts to attract technology development services from client since the fiscal year beginning2023. Technology development revenue increased in $37,369 in fiscal year 2023 compared with fiscal year 2022 as Universe Travel acquired three new clients which are Shenzhen Eryuechuer Culture & Technology., Ltd, Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin Technology Co., Ltd

Cost of Revenue

Cost of Revenue for the years ended December 31, 2023 and 2022 were $96,107 and $77,043, respectively, with an increase of $19,064 over the same period in 2022. The increase of cost was mainly due to the increase of technology and development revenue of Universe Travel, thus the cost of revenue increased accordingly.

Gross Profit

Gross profits were $81,463 and $37,245 for the years ended December 31, 2023 and 2022, respectively, an increase of $44,218 over the same period in 2022. The gross profit ratios were 45.9% and 32.6% for the years ended December 31, 2023 and 2022, respectively. The increase of gross profit ratio due to technology development service revenue increased in 2023, which have a higher gross profit.

Operating Expenses

Operating expenses for the years ended December 31, 2023 and 2022 were $229,301 and $322,787, respectively, with a decrease of $93,486 or 29.0% from the same period in 2022. The decrease was mainly due to lower service fees from OTC listings and other consulting services.

Other Income (Expenses)

Other income consists of interest income and exchange gain (loss). For the year ended December 31, 2023, the net other expense were $683 compared with net income of $1,514 for the same period in 2022. The change of other income (expenses) mainly due to the change of exchange rate.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $724,420 as of December 31, 2023. We had a cash balance of $16,578 and working capital deficit of $518,130 as of December 31, 2023. The Company has incurred losses of $148,521 and $284,028 for the years ended December 31 2023 and 2022, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the year ended December 31, 2023 amounted to $152,949, compared to $321,340 net cash used in operating activities for the year ended December 31, 2022. Net cash used in operating activities mostly consist of net loss. The net loss for year ended December 31, 2023 and 2022 were $148,521 and $284,028, respectively.

Net cash provided by financing activities for the year ended December 31, 2023 amounted to $129,676, compared to $78,045 for the same period in 2022. The net cash provided by financing activities were from shareholders who paid cost and other expenses on behalf of the Company.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the Company’s services, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related parties (ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

Critical Accounting Policies and Estimates

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. Our sales arrangements generally ask customers to pay in advance before any services can be arranged. The company recognizes revenue when each performance obligation is satisfied. Documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify services rendered. The Company has no returns or sales discounts and allowances because services rendered and accepted by customers are normally not returnable.

Car service

We currently provide car services to individual and group travelers. We currently offer carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. We collaborate with car fleet companies and charge a service fee by matching the traveler and the driver. Redefining the user experience, we aim to provide our users with comprehensive and convenient service offerings and become a one-stop travel booking resource for travelers. When the traveler selects and initiates a car service request, an estimated service fee is displayed and the traveler can further decide whether to place the service request or not. Once the traveler places the ride service request and the Group accepts the service request, a car service agreement is entered into between the traveler and the Group. Upon completion of the car services, the Group recognizes ride hailing services revenues on a gross basis.

Technological development and operation service

Revenues from technological development service, including information technology system design and cloud platform development, revenue are recognized monthly by fixed amount based on the contract.

From time to time, the Company enters into arrangement to provide technological support and maintenance service of applications to its customers. the Company’s efforts are expended evenly throughout the service period. The revenues for the technological support and maintenance service are recognized over the support and maintenance services period, usually from 3 months to one year. The Company’s contracts have a single performance obligation and are primarily on a fixed-price basis. No significant returns, refund and other similar obligations during each reporting period.

Cost of revenue – For car services, cost of revenues, which are directly related to revenue generating transactions, primarily consists of driver earnings and driver incentives. For technological development and operation service, cost of revenue includes of the salaries of development department and the service fee paid to third party.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pony Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pony Group Inc and Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit as of December 31, 2023, recurring net losses and net cash used in operating activities for the year then ended. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ YCM CPA, Inc.

We have served as the Company’s auditor since 2023.

PCAOB ID 6781
Irvine, California
March 28, 2024

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
		As restated, see Note 2

Assets
Current assets
Cash and cash equivalents	$16,578	$33,996
Accounts receivables	20,224	25,633
Other receivables	260	43,344
Operating lease right-of-use assets	-	4,316
Total current assets	37,062	107,289

Total assets	$37,062	$107,289

Liabilities and Equity

Current liabilities
Deferred revenue	$-	$14,910
Accounts payable	-	31,343
Operating lease liabilities	-	4,316
Other payable- related parties	503,543	373,867
Other current liability	51,649	58,317
Total current liabilities	555,192	482,753
Total liabilities	$555,192	$482,753

Stockholders’ equity
Common stock, $0.001 par value; 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of December 31, 2023 and 2022	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange gain	18,790	12,935
Accumulated deficit	(724,420)	(575,899)
Total stockholders’ equity	(518,130)	(375,464)
Total liabilities and Stockholders’ equity	$37,062	$107,289

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
		As restated, see Note 2

Revenue	$177,570	$114,288

Cost of revenue	96,107	77,043

Gross profit	81,463	37,245

Operating expenses
General & administrative expenses	229,301	322,787
Total operating expenses	229,301	322,787

Loss from operation	(147,838)	(285,542)

Other income (expenses)
Other income (expenses)	(683)	1,514
Total other income (expenses)	(683)	1,514

Loss before income taxes	(148,521)	(284,028)
Provision for income tax	-	-
Net Loss	$(148,521)	$(284,028)

Other Comprehensive Income	5,855	11,280
Comprehensive loss	$(142,666)	$(272,748)
Basic and diluted earnings (loss) per share of common stock	$(0.013)	$(0.025)
Weighted average number of shares outstanding	11,500,000	11,500,000

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated
	Shares*	Amount	Capital	advance	(Loss)	Deficit	Total
Balance as of December 31, 2021 (As restated, see Note 2)	11,500,000	$11,500	$176,000	$-	$1,655	$(291,871)	$(102,716)

Cumulative Foreign currency translation adjustment	-	-	-	-	11,280	-	11,280

Net Loss	-	-	-	$-	-	(284,028)	(284,028)

Balance as of December 31, 2022 (As restated, see Note 2)	11,500,000	$11,500	$176,000	$-	$12,935	$(575,899)	$(375,464)

Cumulative Foreign currency translation adjustment	-	-	-	-	5,855		5,855

Net Loss	-	-	-	-		(148,521)	(148,521)

Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$-	$18,790	$(724,420)	$(518,130)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
		As restated, see Note 2

Cash flows from operating activities:
Net Loss	$(148,521)	$(284,028)

Changes in operating assets and liabilities:
Accounts receivable	5,409	28,722
Other receivable	43,084	(43,043)
Deferred revenue	(14,910)	8,393
Accounts payable	(31,343)	(5,709)
Other payable	(6,668)	(25,675)
Net cash used in operating activities	(152,949)	(321,340)

Cash flows from financing activities:
Advance from related party	129,676	78,045
Net cash provided by financing activities	129,676	78,045

Effects of currency translation on cash	5,855	11,280

Net decrease in cash	(17,418)	(232,015)
Cash at beginning of the period	33,996	266,011
Cash at end of period	$16,578	$33,996

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Organization and Operations

PONY GROUP INC, (the “Company” or “PONY”) was incorporated on Jan 7, 2019 in the state of Delaware.

On March 7, 2019, the Company entered into and a stock purchase agreement with Wenxian Fan, the sole owner of PONY LIMOUSINE SERVICES LIMITED (“Pony HK”), a limited liability company formed under the laws of Hong Kong on April 28, 2016, to acquire 100% equity ownership of Pony HK. Pony HK provides cross boarder limousine services to its customers and dedicated to developing applications based on Wechat platform. As a result, Pony HK has become the Company’s wholly owned subsidiary.

On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK.

NOTE 2 - Basis of presentation and summary of significant accounting policies

Basis of Accounting and Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Leases- On March 31, 2022, the Company adopted ASU 2016-02, Leases (Topic 842). For all leases that were entered into prior to the effective date of Topic 842, the Company elected to apply the package of practical expedients. Based on this guidance the Company did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss).

Principles of Consolidation-The consolidated financial statements include the financial statements of PONY GROUP INC and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

Company	Date of establishment	Place of establishment	Percentage of legal ownership by Wah Fu	Principal activities
Subsidiaries:
Pony HK	April 28, 2016	Hong Kong, PRC	100%	Car services
Universe Travel	February 2, 2019	Mainland, PRC	100%	Car services and Technological development and operation service

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. There is no cash equivalents as of December 31, 2023 and 2022.

Accounts Receivable - The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of December 31, 2023 and December 31, 2022, accounts receivable were $20,224 and $25,633, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

For the year ended December 31, 2023, the following clients accounted for over 10% of the revenue for the company: Shenzhen Zhongke Hengjin with 27.56%; Shenzhen Eryuechuer Culture & Technology., Ltd, with 14.17%; and Shenzhen Shangjia Electronic Technology., Ltd with 11.81%.

The Company determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collections. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income (loss). Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Car service

The Company currently provides car services to individual and group travelers. It currently offers carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. It collaborates with car fleet companies and charge a service fee by matching the traveler and the driver. Redefining the user experience, the Company aims to provide its users with comprehensive and convenient service offerings and become a one-stop travel booking resource for travelers. When the traveler selects and initiates a car service request, an estimated service fee is displayed and the traveler can further decide whether to place the service request or not. Once the traveler places the ride service request and the Company accepts the service request, a car service agreement is entered into between the traveler and the Company. Upon completion of the car services, the Company recognizes ride hailing services revenues on a gross basis.

Technological development and operation service

Revenues from technological development service, including information technology system design and cloud platform development, revenue are recognized monthly by fixed amount based on the contract.

From time to time, the Company enters into arrangement to provide technological support and maintenance service of applications to its customers. the Company’s efforts are expended evenly throughout the service period. The revenues for the technological support and maintenance service are recognized over the support and maintenance services period, usually from 3 months to one year. The Company’s contracts have a single performance obligation and are primarily on a fixed-price basis. No significant returns, refund and other similar obligations during each reporting period.

Cost of revenue – For car services, cost of revenues, which are directly related to revenue generating transactions, primarily consists of driver earnings and driver incentives. For technological development and operation service, cost of revenue includes of the salaries of development department and the service fee paid to third party.

Income Taxes – Income tax expense represents current tax expense. The income tax payable represents the amounts expected to be paid to the taxation authority. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit for the period.

Value added tax (“VAT”) – Sales revenue derived from the invoiced car service and technological development and operation service is subject to VAT. Prior to that, the Company was subject to a fixed rate of business tax of 3%.

Foreign Currency Translation – Pony HK’s functional currency is the Hong Kong Dollar (HK$) and Universe Travel’s functional currency is the Renminbi (RMB). The reporting currency is that of the US Dollar. Assets, liabilities and equity amounts are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2023
Balance sheet	HK$7.81 to US $1.00	RMB 7.09 to US $1.00
Statement of operation and other comprehensive income	HK$7.83 to US $1.00	RMB 7.08 to US $1.00
December 31, 2022
Balance sheet	HK$7.80 to US $1.00	RMB 6.90 to US $1.00
Statement of operation and other comprehensive income	HK$7.83 to US $1.00	RMB 6.73 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Restatement of Previously Issued Consolidated Financial Statements

Restatement Background

The Company engaged our current auditor to re-perform an audit on our financial statements as of and for the year ended December 31, 2022. The impact of the restatement on the financial statements as of and for the year ended December 31, 2022 is presented below.

Restatement Reconciliation Tables

The effects of the reclassifications and restatement for the adjustments on the consolidated balance sheets, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows are as follows:

Consolidated Balance Sheet

	As of December 31, 2022
	As previously reported	Restatement adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	$49,803	$(15,807)	$33,996
Accounts receivables	10,723	14,910	25,633
Other receivables	285	43,059	43,344
Other receivables-related parties	8,998	(8,998)	-
Operating lease right-of-use assets	-	4,316	4,316
Total current assets	69,809	37,480	107,289

Total assets	$69,809	$37,480	$107,289

Liabilities and Equity

Current liabilities
Deferred revenue	$-	$14,910	$14,910
Accounts payable	31,343	-	31,343
Operating lease liabilities	-	4,316	4,316
Other payable-related party	378,753	(4,886)	373,867
Other current liability	15,257	43,060	58,317
Total current liabilities	425,353	57,400	482,753
Total liabilities	$425,353	$57,400	$482,753

Stockholders’ equity
Common stock	11,500	-	11,500
Additional paid-in capital	176,000	-	176,000
Accumulated foreign currency exchange loss	6,360	6,575	12,935
Accumulated deficit	(549,404)	(26,495)	(575,899)
Total stockholders’ equity	(355,544)	(19,920)	(375,464)
Total liabilities and stockholders’ equity	$69,809	37,480	107,289

Consolidated Statement of Comprehensive Income

	For the year ended December 31, 2022
	As previously reported	Restatement adjustments	As Restated

Revenue	$112,844	$1,444	$114,288

Cost of revenue	45,001	32,042	77,043

Gross profit	67,843	(30,598)	37,245

Operating expenses
General & administrative expenses	318,652	4,135	322,787
R&D expenses	23,816	(23,816)	-
Total operating expenses	342,468	(19,681)	322,787

Loss from operation	(274,625)	(10,917)	(285,542)

Other income (expenses)
Other income (expense)	5,547	(4,033)	1,514
Total other income (expense)	5,547	(4,033)	1,514

Income (Loss) before income taxes	(269,078)	(14,950)	(284,028)
Provision for income tax	-		-
Net Loss	$(269,078)	$(14,950)	$(284,028)

Other Comprehensive Income	-	11,280	11,280
Comprehensive loss	(269,078)	(3,670)	(272,748)
Basic and diluted earnings per common share	(0.023)	(0.002)	(0.025)

Consolidated Statement of Cash Flows

	For the Year ended December 31, 2022
	As previously reported	Restatement adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(269,078)	$(14,950)	$(284,028)

Changes in operating assets and liabilities:
Accounts receivable	37,115	(8,393)	28,722
Other receivable	16	(43,059)	(43,043)
Deferred revenue	-	8,393	8,393
Accounts payable	(5,709)	-	(5,709)
Other payable	(87,673)	61,998	(25,675)
Net cash used in operating activities	(325,329)	3,989	(321,340)

Cash flow from financing activities:
Advance from (repayment to) related party	92,603	(14,558)	78,045

Net cash provided by financing activities	92,603	(14,558)	78,045

Effects of currency translation on cash	16,518	(5,238)	11,280

Net decrease in cash	(216,208)	(15,807)	(232,015)
Cash at beginning of the period	266,011	-	266,011
Cash at end of period	$49,803	$(15,807)	$33,996

NOTE 3 - GOING CONCERN

The Company had operating losses of $148,521 and $284,028 during the years ended December 31, 2023 and 2022, respectively.

The Company has accumulated deficit of $724,420 and working capital deficit of $518,130 as of December 31, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Wenxian Fan is the founder of our Company and has been serving as our Chair of the Board of Directors, Chief Executive Officer and Chief Financial Officer since its inception. Wenxian Fan loaned working capital to Pony HK and Universe Travel with no interest and paid on behalf of the company for the subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	December 31, 2023	December 31, 2022
To Wenxian Fan	$503,543	$373,867
Total due to related parties	$503,543	$373,867

Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,408). For details please refer to NOTE 7 - LEASES.

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major supplier: CHANGYING BUSINESS LIMITED representing 21.31% and 56.05% of the total cost for the year ended December 31, 2023 and 2022.

The Company had three major customers for the year ended December 31, 2023: Shenzhen Zhongke Hengjin with 27.56%; Shenzhen Eryuechuer Culture & Technology., Ltd, with 14.17%; and Shenzhen Shangjia Electronic Technology., Ltd with 11.81% of the total revenue

The Company had two major customers for the year ended December 31, 2022: Shenzhen Shangjia Electronic Technology., Ltd (“Shangjia”) for 50.50% of revenue and HK Gangjianxiang Trade Co Ltd. (“Gangjianxiang”) for 47.63% of revenue.

NOTE 6 - COMMON STOCK

As of December 31, 2023 and 2022, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

NOTE 7 - LEASES

On March 31, 2022, the Company adopted ASU 2016-02, Leases (ASC Topic 842). For all leases that were entered into prior to the effective date of Topic 842, the Company elected to apply the package of practical expedients. The Company leases office space under non-cancelable operating leases, with terms typically ranging from one to four years. The Company determines whether an arrangement is or includes an embedded lease at contract inception.

Operating lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term.

On March 1, 2022, Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,408). The lease term was from March 1, 2022 to March 31, 2023. On April 1, 2023, the Company renewed the lease contract and the lease term was from April 1, 2023 to March 31, 2024.

The following tables represent the Company’s lease assets and liabilities as of December 31 2023 and 2022:

December 31, 2023
Assets:	$
Operating lease right-of-use assets		-

Liabilities:
Operating lease liabilities-current		-

	December 31, 2022
Assets:	$
Operating lease right-of-use assets		4,316

Liabilities:
Operating lease liabilities-current		4,316

The following tables summarize quantitative information about the Company’s operating lease, under the adoption of ASC 842:

December 31, 2023
Weighted Average Remaining Lease Term (Months)	-
Weighted Average Discount Rate	4.75%

December 31, 2022
Weighted Average Remaining Lease Term (Months)	0.25
Weighted Average Discount Rate	4.75%

Maturities of lease liabilities were as follows:

Twelve months ending December 31,
2024	$4,225
Total	$4,225

NOTE 8 - Commitments and Contingencies

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 28, 2024, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2023 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 6, 2023, the Board of Directors of the Company dismissed Ben Borges CPA PC (“BBCPA”) as the Company’s independent registered public accounting firm. During the fiscal years ended December 31, 2022 and 2021 there have been no (i) disagreements with BBCPA on any matter or accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which connects with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of BBCPA on the Company’s financial statements as of and for the years ended December 31, 2022 and 2021 contained no adverse opinion or disclaimer of opinion nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principle.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022 and 2023.

Our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 and 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 and 2023 due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of December 31, 2022 and 2023 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current director and offices are as follow:

Name	Age	Position
Wenxian Fan	48	Chief Executive Officer, Chief Financial Officer and Chair of the Board of Directors

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid to our Chief Executive Officer for services rendered in all capacities for the fiscal years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wenxian Fan	2023	-	-	-	-	-	-
Chair of the Board and Chief Executive Officer	2022	-	-	-	-	-	-

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2023 and 2022.

Fee Category	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2023
Audit Fees (1)	$35,500	$36,525
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

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

PONY GROUP INC.

Date: March 28, 2024	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)