Form 10-Q
period 2024-03-31
Pony Group Inc.
filed 2024-05-14
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

+86 755 86665622

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PNYG	None

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

As of May 13, 2024, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,413	$16,578
Accounts receivables	16,387	20,224
Other receivables	283	260
Total current assets	32,083	37,062

Total assets	$32,083	$37,062

Liabilities and Stockholders’ Equity

Current liabilities
Other payable- related parties	553,960	503,543
Other current liability	46,690	51,649
Total current liabilities	600,650	555,192
Total liabilities	$600,650	$555,192

Stockholders’ Equity
Ordinary shares, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	24,954	18,790
Accumulated deficit	(781,021)	(724,420)
Total stockholders’ equity	(568,567)	(518,130)
Total liabilities and stockholders’ equity	$32,083	$37,062

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2024	2023

Revenue	$11,885	$56,166

Cost of revenue	7,768	24,604

Gross profit	4,117	31,562

Operating expenses
General & administrative expenses	60,728	88,535
Total operating expenses	60,728	88,535

Loss from operation	(56,611)	(56,973)

Other income (expenses)
Other income (expense)	10	(79)
Total other income (expense)	10	(79)

Loss before income taxes	(56,601)	(57,052)
Provision for income tax	-	-
Net Loss	$(56,601)	(57,052)

Other Comprehensive Income	6,164	(899)
Comprehensive loss	(50,437)	(57,951)
Basic and diluted loss per common share	(0.005)	(0.005)
Weighted average number of shares outstanding	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2024

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$18,790	$(724,420)	$(518,130)

Cumulative Foreign currency translation adjustment	-	-	-	6,164	-	6,164

Net Loss	-	-	-	-	(56,601)	(56,601)

Balance as of March 31, 2024	11,500,000	$11,500	$176,000	$24,954	$(781,021)	$(568,567)

For the Three Months Ended March 31, 2023

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2022	11,500,000	$11,500	$176,000	$6,360	$(549,404)	$(355,544)

Cumulative Foreign currency translation adjustment	-	-	-	(899)	-	(899)

Net Loss	-	-	-	-	(57,052)	(57,052)

Balance as of March 31, 2023	11,500,000	$11,500	$176,000	$5,461	$(606,456)	$(413,495)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2024	2023

Cash flow from operating activities:
Net Loss	$(56,601)	$(57,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	3,837	(3,712)
Other receivable	(23)	(26,211)
Accounts payable	-	3,450
Other payable	(4,959)	51,078
Cash used in operating activities	(57,746)	(32,447)

Cash flow from financing activities:
Advance from related party	50,417	9,085
Cash provided by financing activities	50,417	9,085

Effects of currency translation on cash	6,164	(899)

Net decrease in cash	(1,165)	(24,261)
Cash at beginning of the period	16,578	49,803
Cash at end of period	$15,413	$25,542

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

On February 2, 2019, Universe Travel Culture & Technology Ltd. (“Universe Travel”) was incorporated as a wholly-owned PRC subsidiary of Pony HK.

NOTE 2 - Basis of presentation and summary of significant accounting policies

Basis of Accounting and Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates - The preparation of the accompanying unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Principles of Consolidation-The accompanying unaudited condensed financial statements include the financial statements of PONY GROUP INC and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

Company	Date of establishment	Place of establishment	Percentage of legal ownership by Wah Fu	Principal activities
Subsidiaries:
Pony HK	April 28, 2016	Hong Kong, PRC	100%	Car services

Universe Travel	February 2, 2019	Mainland, PRC	100%	Car services and Technological development and operation service

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. There is no cash equivalent as of March 31, 2024 and December 31, 2023.

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of March 31, 2024 and December 31, 2023, accounts receivable were $16,387 and $20,224, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had one major customer for the three months ended March 31, 2024: XAARPLC (Shenzhen) Technology. ,Ltd with 29.57% of the total revenue. There was no customer over 10% of the total revenue for the three months ended March 31, 2023.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606. The core principle of ASC606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. Our sales arrangements generally ask customers to pay in advance before any services can be arranged. The company recognizes revenue when each performance obligation is satisfied. Documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify services rendered. The Company has no returns or sales discounts and allowances because services rendered and accepted by customers are normally not returnable.

Car service

The Company currently provides car services to individual and group travelers. It currently offers carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. It collaborates with car fleet companies and charges a service fee by matching the traveler and the driver. Redefining the user experience, the Company aims to provide its users with comprehensive and convenient service offerings and to become a one-stop travel booking resource for travelers. When the traveler selects and initiates a car service request, an estimated service fee is displayed and the traveler can further decide whether to place the service request or not. Once the traveler places the ride service request and the Company accepts the service request, a car service agreement is entered into between the traveler and the Company. Upon completion of the car services, the Company recognizes ride hailing services revenues on a gross basis.

Technological development and operation service

Revenues from technological development service, including information technology system design and cloud platform development, are recognized monthly by a fixed amount based on the contract.

From time to time, the Company enters into arrangements to provide technological support and maintenance service applications to its customers. The Company’s efforts are expended evenly throughout the service period. The revenues for the technological support and maintenance services are recognized over the support and maintenance services period, usually from 3 months to one year. The Company’s contracts have a single performance obligation and are primarily on a fixed-price basis. There were no significant returns, refund and other similar obligations during each reporting period.

Cost of revenue – For car services, cost of revenue, which is directly related to revenue generating transactions, primarily consists of driver earnings and driver incentives. For technological development and operation service, cost of revenue includes the salaries of the development department and the service fee paid to third party.

Income Taxes – Income tax expense represents current tax expense. The income tax payable represents the amounts expected to be paid to the taxation authority. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit for the period.

Value added tax (“VAT”) – Sales revenue derived from the invoiced car service and technological development and operation service is subject to VAT. Prior to that, due to the fact that Universe Travel was a small and micro enterprise, the Company was subject to a fixed rate of business tax of 3%.

Foreign Currency Translation – Pony HK’s functional currency is the Hong Kong Dollar (HK$) and Universe Travel’s functional currency is the Renminbi (RMB). The reporting currency is that of the US Dollar. Assets, liabilities and equity amounts are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2024
Balance sheet	HK$7.83 to US $1.00	RMB 7.22 to US $1.00
Statement of operation and other comprehensive income	HK$7.82 to US $1.00	RMB 7.19 to US $1.00
December 31, 2023
Balance sheet	HK$7.81 to US $1.00	RMB 7.09 to US $1.00
March 31, 2023
Statement of operation and other comprehensive income	HK$7.84 to US $1.00	RMB 6.84 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 2 - GOING CONCERN

The Company had operating losses of $56,601 and $57,052 during the three months ended March 31, 2024 and 2023, respectively.

The Company has accumulated deficit of $781,021 and working capital deficit of $568,567 as of March 31, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Wenxian Fan is the founder of our Company and has been serving as our Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer since its inception. Wenxian Fan loaned working capital to Pony HK and Universe Travel with no interest and paid on behalf of the company certain subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	March 31, 2024	December 31, 2023
To Wenxian Fan	$553,960	$503,543
Total due to related parties	$553,960	$503,543

Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), pursuant to which the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,391). For details please refer to NOTE 6 - LEASES.

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from four major suppliers: Shenzhen Yuegang Liantong Car Service., Ltd, Shenzhen Zhuoyue Car Service., Ltd, Shenzhen Wanjin Yuegang Car Service., Ltd, and Tongtai Car Service., Ltd, representing 35.01%, 24.89% , 24.27% and 10.74% of the total cost, respectively for the three months ended March 31, 2024.

The Company purchased a majority of its subcontracted services from one major supplier during the three months ended March 31, 2023: Changying Business Limited for 23.70% of the cost.

The Company had one major customer for the three months ended March 31, 2024: XAARPLC (Shenzhen) Technology. ,Ltd with 29.57% of the total revenue. There was no customer over 10% of the total revenue for the three months ended March 31, 2023.

NOTE 5 - COMMON STOCK

As of March 31, 2024 and December 31, 2023, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

NOTE 6 - LEASES

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

On March 1, 2022, Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), pursuant to which the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,391). The lease term was from March 1, 2022 to March 31, 2023. On April 1, 2023, the Company renewed the lease contract and the lease term was from April 1, 2023 to March 31, 2024.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2024, the company renewed the Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.). The lease term was from April 1, 2024 to March 31, 2025. (Details refer to NOTE 6 - LEASES).

Management has evaluated subsequent events through May 13, 2024, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2024 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three months ended March 31, 2024 compared to March 31, 2023

Revenue

For the three months ended March 31, 2024 and 2023, revenues were $11,885 and $56,166, respectively, with a decrease of $44,281 over the same period in 2023. The decrease in revenue was mainly due to the Company not providing technology development services to the Company’s clients for the three months ended March 31, 2023 which were provided in the comparable period in 2023. As a result, the Company’s revenue decreased compared with the same period last year.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 and 2023 were $7,768 and $24,604 respectively, with a decrease of $16,836 over the same period in 2023. The decrease was mainly due to the decrease of revenue, thus the cost of revenue decreased accordingly.

Gross Profit

Gross profits were $4,117 and $31,562 for the three months ended March 31, 2024 and 2023. The gross profit margin as a percentage of sales were 34.6% and 56.2% for the three months ended March 31, 2024 and 2023, respectively. Since our staff could provide application development services based on the Wechat platform without additional costs, technology development services have a higher gross profit margin. The decrease of gross profit margin for the three months ended March 31, 2024 compared to the same period of 2023 was due to the fact that technology development services accounted for lower proportion of revenue for the three months ended March 31, 2024.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 and 2023 were $60,728 and $88,535, respectively, for a decrease of $27,807. The decrease of operating expenses was mainly due to decrease of service fees paid for other consulting services as compared to the prior period.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended March 31, 2024 and 2023, the net other income was $10 compared to net other expense $79 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $781,021 as of March 31, 2024. We had a cash balance of $15,413 and negative working capital of $568,567 as of March 31, 2024. The Company has incurred losses of $56,601 for the three months ended March 31, 2024. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. The Company has not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the three months ended March 31, 2024, amounted to $57,746, compared to $32,447 net cash used in operating activities for the three months ended March 31, 2023. The increase of net cash used in operating activities was due to the increase of net loss.

Net cash provided by financing activities for the three months ended March 31, 2024, amounted to $50,417, compared to net cash provided by financing activities of $9,085 in the same period of 2023. The net cash provided by financing activities were from shareholders who paid certain expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of April 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

PONY GROUP INC.

Date: May 13, 2024	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)