Form 10-Q
period 2024-06-30
Pony Group Inc.
filed 2024-08-14
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 14, 2024, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,981	$16,578
Accounts receivable	16,697	20,224
Other receivables	409	260
Total current assets	27,087	37,062

Total assets	$27,087	$37,062

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,506	$-
Other payable-related parties	575,812	503,543
Other liabilities	44,872	51,649
Total current liabilities	622,190	555,192
Total liabilities	622,190	555,192

Stockholders’ Equity
Common stock, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	26,411	18,790
Accumulated deficit	(809,014)	(724,420)
Total stockholders’ equity	(595,103)	(518,130)
Total liabilities and stockholders’ equity	$27,087	$37,062

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$24,268	$47,228	$36,153	$103,394

Cost of revenue	13,313	20,867	21,081	45,471

Gross profit	10,955	26,361	15,072	57,923

Operating expenses
General & administrative expenses	38,868	71,874	99,596	160,409
Total operating expenses	38,868	71,874	99,596	160,409

Loss from operation	(27,913)	(45,513)	(84,524)	(102,486)

Other (expense) income
Other (expense) income	(80)	156	(70)	77
Total other (expense) income	(80)	156	(70)	77

Loss before income taxes	(27,993)	(45,357)	(84,594)	(102,409)
Provision for income tax	-	-	-	-
Net Loss	$(27,993)	$(45,357)	$(84,594)	$(102,409)

Other Comprehensive Income	1,457	16,037	7,621	15,138
Comprehensive loss	(26,536)	(29,320)	(76,973)	(87,271)
Basic and diluted loss per share of common stock	(0.002)	(0.004)	(0.007)	(0.009)
Weighted average number of shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2024

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$18,790	$(724,420)	$(518,130)

Cumulative Foreign currency translation adjustment	-	-	-	6,164	-	6,164

Net Loss	-	-	-	-	(56,601)	(56,601)

Balance as of March 31, 2024	11,500,000	11,500	176,000	24,954	(781,021)	(568,567)

Cumulative Foreign currency translation adjustment	-	-	-	1,457	-	1,457

Net Loss	-	-	-	-	(27,993)	(27,993)

Balance as of June 30, 2024	11,500,000	$11,500	$176,000	$26,411	$(809,014)	$(595,103)

For the Three and Six Months Ended June 30, 2023

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2022	11,500,000	$11,500	$176,000	$6,360	$(549,404)	$(355,544)

Cumulative Foreign currency translation adjustment	-	-	-	(899)	-	(899)

Net Loss	-	-	-	-	(57,052)	(57,052)

Balance as of March 31, 2023	11,500,000	11,500	176,000	5,461	(606,456)	(413,495)

Cumulative Foreign currency translation adjustment	-	-	-	16,037	-	16,037

Net Loss	-	-	-	-	(45,357)	(45,357)

Balance as of June 30, 2023	11,500,000	$11,500	$176,000	$21,498	$(651,813)	$(442,815)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2024	2023

Cash flow from operating activities:
Net Loss	$(84,594)	$(102,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	3,527	1,998
Other receivable	(149)	(16,533)
Accounts payable	1,506	436
Other liabilities	(6,777)	30,155
Cash used in operating activities	(86,487)	(86,353)

Cash flow from financing activities:
Advance from related party	72,269	53,090
Cash provided by financing activities	72,269	53,090

Effects of currency translation on cash	7,621	15,138

Net decrease in cash	(6,597)	(18,125)
Cash at beginning of the period	16,578	49,803
Cash at end of period	$9,981	$31,678

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

Company	Date of establishment	Place of establishment	Percentage of legal ownership by PONY	Principal activities
Subsidiaries:
Pony HK	April 28, 2016	Hong Kong, PRC	100%	Car services

Universe Travel	February 2, 2019	Mainland, PRC	100%	Car services and Technological development and operation service

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. There is no cash equivalent as of June 30, 2024 and December 31, 2023.

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of June 30, 2024 and December 31, 2023, accounts receivable were $16,697 and $20,224, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had two major customers for the six months ended June 30, 2024: XAARPLC (Shenzhen) Technology. , Ltd accounted for 33,89% of the total revenue and MILES LIMITED accounted for 19.46% of the total revenue.

The Company had four major customers for the six months ended June 30, 2023: Shenzhen Eryuechuer Culture & Technology., Ltd, accounted for 24.88% of the total revenue. Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin each accounted separately for 10.73% of the revenue and in the aggregate 41.46% of the revenue. Hong Kong Financial Services Institute accounted 11.21% of the total revenue.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2024
Balance sheet	HK$7.81 to US $1.00	RMB 7.27 to US $1.00
Statement of operation and other comprehensive income	HK$7.82 to US $1.00	RMB 7.24 to US $1.00
December 31, 2023
Balance sheet	HK$7.81 to US $1.00	RMB 7.09 to US $1.00
June 30, 2023
Statement of operation and other comprehensive income	HK$7.84 to US $1.00	RMB 6.93 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 2 - GOING CONCERN

The Company had operating losses of $84,594 and $102,409 during the six months ended June 30, 2024 and 2023, respectively.

The Company has accumulated deficit of $809,014 and working capital deficit of $595,103 as of June 30, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Wenxian Fan is the founder of our Company and has been serving as our Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer since its inception. Wenxian Fan loaned working capital to Pony HK and Universe Travel with no interest and paid on behalf of the company for certain subcontracted services and employee salaries.

The Company has the following payables to Ms. Wenxian Fan:

	June 30, 2024	December 31, 2023
To Wenxian Fan	$575,812	$503,543
Total due to related parties	$575,812	$503,543

Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), pursuant to which the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,376). For details please refer to NOTE 6 - LEASES.

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from four major suppliers: Shenzhen Yuegang Liantong Car Service., Ltd, Changying Business Limited, Shenzhen Zhuorui Car Service., Ltd, Shenzhen Wanjin Yuegang Car Service., Ltd, and, representing 29.63%, 25.42%, 23.82% and 14.20% of the cost, respectively for the six months ended June 30, 2024.

The Company purchased a majority of its subcontracted services from Changying Business Limited during the six months ended June 30, 2023 which accounted for 23.89% of the cost.

The Company had two major customers for the six months ended June 30, 2024: XAARPLC (Shenzhen) Technology. ,Ltd and MILES LIMITED which accounted for respectively for 33,89% and 19.46% of gross revenue.

The Company had four major customers for the six months ended June 30, 2023: Shenzhen Eryuechuer Culture & Technology., Ltd, accounted for 24.88% of gross revenue. Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin each accounted separately for 10.73% of gross revenue and in the aggregate 41.46% of the revenue. Hong Kong Financial Services Institute accounted 11.21% of gross revenue.

NOTE 5 - COMMON STOCK

As of June 30, 2024 and December 31, 2023, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

On March 1, 2022, Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), pursuant to which the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,391). The lease term was from March 1, 2022 to March 31, 2023. On April 1, 2023, the Company renewed such lease contract and the term was from April 1, 2023 to March 31, 2024. On April 1, 2024, the Company renewed the Lease Agreement with Shenzhen Yilutong Technology Co. Ltd with a one-year term beginning on April 1, 2024 and terminating on March 31, 2025.

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

NOTE 8 - SUBSEQUENT EVENTS

 Management has evaluated subsequent events through August 14, 2024, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2024 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three and six months ended June 30, 2024 compared to June 30, 2023

Revenue

For the three months ended June 30, 2024 and 2023, revenues were $24,268 and $47,228, respectively, with a decrease of $22,960 over the same period in 2023. The decrease was due to Universe Travel providing technology development services to Shenzhen Eryuechuer Culture & Technology., Ltd in the amount of $25,717 during the three month ended June 30, 2023. There was no technology development service provided for the same period ended 2024, thus revenue decreased in such quarter.

For the six months ended June 30, 2024 and 2023, revenues were $36,153 and $103,394 respectively, with a decrease of $67,241 over the same period in 2023. The decrease in revenue was mainly due to the Company not providing technology development service to the Company’s clients for the six months ended June 30, 2024. From January to June 2023, Universe Travel provided technology development services to three major clients, Shenzhen Eryuechuer Culture & Technology., Ltd, Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin Technology Co., Ltd, which generated $63,603 revenue for the Company during the six month ended June 30, 2023. As a result, the Company’s revenue decreased compared with the same period last year.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2024 and 2023 were $13,313 and $20,867, respectively, with a decrease of $7,554 over the same period in 2023. The decrease was mainly due to the decrease of revenue, thus the cost of revenue also decreased accordingly.

Cost of Revenue for the six months ended June 30, 2024 and 2023 were $21,081 and $45,471, respectively, with a decrease of $24,390 over the same period in 2023. The decrease was mainly due to the decrease of revenue, thus the cost of revenue also decreased accordingly.

Gross Profit

Gross profits were $10,955 and $26,361 for the three months ended June 30, 2024 and 2023. The gross profit margin as a percentage of sales were 45.1% and 55.8% for the three months ended June 30, 2024 and 2023, respectively. Since our employees could provide application development services without additional marginal cost, technology development services have a higher gross profit margin than the other services we provide. The decrease of gross profit margin for the three months ended June 30, 2024 compared to the same period of 2023 was due to the fact that technology development services accounted for lower proportion of revenue for the three months ended June 30, 2024.

Gross profits were $15,072 and $57,923 for the six months ended June 30, 2024 and 2023, respectively. The gross profit margin as a percentage of sales for the six months ending June 30, 2024 and 2023 were 41.7% and 56.0%, respectively. The decrease of gross profit margin for the six months ended June 30, 2024 compared to the same period of 2023 was due to the fact that technology development services accounted for lower proportion of revenue for the six months ended June 30, 2024.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 and 2023 were $38,868 and $71,874, respectively, for a decrease of $33,006. The decrease of operating expenses was mainly due to decrease of service fees paid for other consulting services as compared to the prior period.

Operating expenses for the six months ended June 30, 2024 and 2023 were $99,596 and $160,409, respectively, a decrease of $60,813 from the same period in 2023. The decrease of operating expenses was mainly due to decrease of service fees paid for other consulting services as compared to the prior period.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended June 30, 2024 and 2023, the net other expense was $80 compared to net other income $156 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

For the six months ended June 30, 2024 and 2023, the net other expense was $70 when it was a net other income of $77 in the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $809,014 as of June 30, 2024. We had a cash balance of $9,981 and negative working capital of $595,103 as of June 30, 2024. The Company has incurred losses of $84,594 for the six months ended June 30, 2024. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. The Company has not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the six months ended June 30, 2024, amounted to $86,487, compared to $86,353 net cash used in operating activities for the six months ended June 30, 2023.

Net cash provided by financing activities for the six months ended June 30, 2024, amounted to $72,269, compared to net cash provided by financing activities of $53,090 in the same period of 2023. The net cash provided by financing activities were from shareholders who paid certain expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

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

PONY GROUP INC.

Date: August 14, 2024	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)