Form 10-Q
period 2024-09-30
Pony Group Inc.
filed 2024-11-13
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 13, 2024, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,898	$16,578
Accounts receivable	21,593	20,224
Other receivables	4,024	260
Total current assets	34,515	37,062

Total assets	$34,515	$37,062

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$3,861	$-
Other payable-related parties	599,677	503,543
Other liabilities	55,064	51,649
Total current liabilities	658,602	555,192
Total liabilities	658,602	555,192

Stockholders’ Equity
Common stock, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	16,787	18,790
Accumulated deficit	(828,374)	(724,420)
Total stockholders’ equity	(624,087)	(518,130)
Total liabilities and stockholders’ equity	$34,515	$37,062

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$15,885	$38,102	$52,038	$141,496

Cost of revenue	7,406	19,944	28,487	65,415

Gross profit	8,479	18,158	23,551	76,081

Operating expenses
General & administrative expenses	26,984	31,965	126,580	192,374
Total operating expenses	26,984	31,965	126,580	192,374

Loss from operation	(18,505)	(13,807)	(103,029)	(116,293)

Other (expense) income
Other (expense) income	(855)	6	(925)	83
Total other (expense) income	(855)	6	(925)	83

Loss before income taxes	(19,360)	(13,801)	(103,954)	(116,210)
Provision for income tax	-	-	-	-
Net Loss	$(19,360)	$(13,801)	$(103,954)	$(116,210)

Other Comprehensive Income	(9,624)	1,836	(2,003)	16,974
Comprehensive loss	(28,984)	(11,965)	(105,957)	(99,236)
Basic and diluted loss per share of common stock	(0.002)	(0.001)	(0.009)	(0.010)
Weighted average number of shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2024

				Accumulated
				Other
			Additional	Comprehensive
	Common stock		Paid-In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$18,790	$(724,420)	$(518,130)

Cumulative Foreign currency translation adjustment	-	-	-	6,164	-	6,164

Net Loss	-	-	-	-	(56,601)	(56,601)

Balance as of March 31, 2024	11,500,000	11,500	176,000	24,954	(781,021)	(568,567)

Cumulative Foreign currency translation adjustment	-	-	-	1,457	-	1,457

Net Loss	-	-	-	-	(27,993)	(27,993)

Balance as of June 30, 2024	11,500,000	$11,500	$176,000	$26,411	$(809,014)	$(595,103)

Cumulative Foreign currency translation adjustment	-	-	-	(9,624)	-	(9,624)

Net Loss	-	-	-	-	(19,360)	(19,360)

Balance as of September 30, 2024	11,500,000	$11,500	$176,000	$18,280	$(828,374)	$(624,087)

For the Three and Nine Months Ended September 30, 2023

				Accumulated
				Other
			Additional	Comprehensive
	Common stock		Paid-In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2022	11,500,000	$11,500	$176,000	$6,360	$(549,404)	$(355,544)

Cumulative Foreign currency translation adjustment	-	-	-	(899)	-	(899)

Net Loss	-	-	-	-	(57,052)	(57,052)

Balance as of March 31, 2023	11,500,000	11,500	176,000	5,461	(606,456)	(413,495)

Cumulative Foreign currency translation adjustment	-	-	-	16,037	-	16,037

Net Loss	-	-	-	-	(45,357)	(45,357)

Balance as of June 30, 2023	11,500,000	$11,500	$176,000	$21,498	$(651,813)	$(442,815)

Cumulative Foreign currency translation adjustment	-	-	-	1,836	-	1,836

Net Loss	-	-	-	-	(13,801)	(13,801)

Balance as of September 30, 2023	11,500,000	$11,500	$176,000	$23,334	$(665,614)	$(454,780)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2024	2023

Cash flow from operating activities:
Net Loss	$(103,954)	$(116,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(1,369)	(1,970)
Other receivable	(3,764)	16

Accounts payable	3,861	(29,920)
Other liabilities	3,415	13,953
Cash used in operating activities	(101,811)	(134,131)

Cash flow from financing activities:
Advance from related party	96,134	94,485
Cash provided by financing activities	96,134	94,485

Effects of currency translation on cash	(2,003)	16,974

Net decrease in cash	(7,680)	(22,672)
Cash at beginning of the period	16,578	49,803
Cash at end of period	$8,898	$27,131

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Organization and Operations

PONY GROUP INC, (the “Company” or “PONY”) was incorporated on Jan 7, 2019 in the state of Delaware.

On March 7, 2019, the Company entered into and a stock purchase agreement with Wenxian Fan, the sole owner of PONY LIMOUSINE SERVICES LIMITED (“Pony HK”), a limited liability company formed under the laws of Hong Kong on April 28, 2016, to acquire 100% equity ownership of Pony HK. Pony HK provides cross border limousine services to its customers and dedicated to developing applications based on Wechat platform. As a result, Pony HK has become the Company’s wholly owned subsidiary.

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

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. There is no cash equivalent as of September 30, 2024 and December 31, 2023.

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of September 30, 2024 and December 31, 2023, accounts receivable were $21,593 and $20,224, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had two major customers for the nine months ended September 30, 2024: XAARPLC (Shenzhen) Technology., Ltd accounted for 33.06% of the total revenue and MILES LIMITED accounted for 13.56% of the total revenue.

The Company had three major customers for the nine months ended September 30, 2023: Shenzhen Zhongke Hengjin accounted for 24.87% of the total revenue; Shenzhen Eryuechuer Culture & Technology., Ltd, accounted for 17.91% of the total revenue; and Shenzhen Shangjia Electronic Technology., Ltd accounted 14.92% of the revenue.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2024
Balance sheet	HK$7.77 to US $1.00	RMB 7.02 to US $1.00
Statement of operation and other comprehensive income	HK$7.80 to US $1.00	RMB 7.16 to US $1.00
December 31, 2023
Balance sheet	HK$7.81 to US $1.00	RMB 7.09 to US $1.00
September 30, 2023
Statement of operation and other comprehensive income	HK$7.83 to US $1.00	RMB 7.03 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 2 - GOING CONCERN

The Company had net loss of $103,954 and $116,210 during the nine months ended September 30, 2024 and 2023, respectively.

The Company has accumulated deficit of $828,374 and working capital deficit of $624,087 as of September 30, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	September 30, 2024	December 31, 2023
To Wenxian Fan	$599,677	$503,543
Total due to related parties	$599,677	$503,543

Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), pursuant to which the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,424). For details please refer to NOTE 6 - LEASES.

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from four major suppliers: Changying Business Limited, Shenzhen Yuegang Liantong Car Service., Ltd, Shenzhen Zhuorui Car Service., Ltd, Shenzhen Wanjin Yuegang Car Service., Ltd, and, representing 32.39%, 21.98%, 17.67% and 10.53% of the cost, respectively for the nine months ended September 30, 2024.

The Company purchased majority of its subcontracted services from two major suppliers: Changying Business Limited and Shenzhen Wanjin Yuegang Car Service., Ltd, representing 24.51%, 10.46% of the cost, respectively for the nine months ended September 30, 2023.

The Company had two major customers for the nine months ended September 30, 2024: XAARPLC (Shenzhen) Technology., Ltd accounted for 33.06% of the total revenue and MILES LIMITED accounted for 13.56% of the total revenue.

The Company had three major customers for the nine months ended September 30, 2023: Shenzhen Zhongke Hengjin accounted for 24.87% of the total revenue; Shenzhen Eryuechuer Culture & Technology., Ltd, accounted for 17.91% of the total revenue; and Shenzhen Shangjia Electronic Technology., Ltd accounted 14.92% of the revenue.

NOTE 5 - COMMON STOCK

As of September 30, 2024 and December 31, 2023, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

On March 1, 2022, Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), pursuant to which the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,424). The lease term was from March 1, 2022 to March 31, 2023. On April 1, 2023, the Company renewed such lease contract and the term was from April 1, 2023 to March 31, 2024. On April 1, 2024, the Company renewed the Lease Agreement with Shenzhen Yilutong Technology Co. Ltd with a one-year term beginning on April 1, 2024 and terminating on March 31, 2025.

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

NOTE 8 - SUBSEQUENT EVENTS

 Management has evaluated subsequent events through November 13, 2024, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2024 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three and nine months ended September 30, 2024 compared to September 30, 2023

Revenue

For the three months ended September 30, 2024 and 2023, revenues were $15,885 and $38,102, respectively, with a decrease of $22,217 over the same period in 2023. The decrease in revenue was mainly due to the Company not providing technology development service to the Company’s clients for the three months ended September 30, 2024. Universe Travel providing technology development services to Shenzhen Zhongke Hengjin Technology Co., Ltd in the amount of $14,724 during the three months ended September 30, 2023. There was no technology development service provided for the same period ended 2024, thus revenue decreased in such quarter.

For the nine months ended September 30, 2024 and 2023, revenues were $52,038 and $141,496, respectively, with a decrease of $89,458 over the same period in 2023. The decrease in revenue was mainly due to the Company not providing technology development service to the Company’s clients for the nine months ended September 30, 2024. From January to September 2023, Universe Travel provided technology development services to its three major clients, Shenzhen Eryuechuer Culture & Technology., Ltd, Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin Technology Co., Ltd, which generated $81,637 in revenue for the Company during the nine month ended September 30, 2023.

Cost of Revenue

Cost of Revenue for the three months ended September 30, 2024 and 2023 were $7,406 and $19,944, respectively, with a decrease of $12,538 over the same period in 2023. The decrease was mainly due to the decrease of revenue, thus the cost of revenue also decreased accordingly.

Cost of Revenue for the nine months ended September 30, 2024 and 2023 were $28,487 and $65,415, respectively, with a decrease of $36,928 over the same period in 2023. The decrease was mainly due to the decrease of revenue, thus the cost of revenue also decreased accordingly.

Gross Profit

Gross profits were $8,479 and $18,158 for the three months ended September 30, 2024 and 2023. The gross profit margin as a percentage of sales were 53.4% and 47.7% for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, our revenue is mostly generated from Universe Travel. Due to the fact that Universe Travel operates in Mainland China which has a lower cost than operating in Hong Kong, this resulted in higher gross profit during this quarter.

Gross profits were $23,551 and $76,081 for the nine months ended September 30, 2024 and 2023, respectively. The gross profit margin as a percentage of sales for the nine months ending September 30, 2024 and 2023 were 45.3% and 53.8%, respectively. The decrease of gross profit margin for the nine months ended September 30, 2024 compared to the same period of 2023 was due to the fact that technology development services accounted for lower proportion of revenue for the nine months ended September 30, 2024. Technology development services have a higher gross profit margin, thus the gross profit margin decreased compared to the same period last year.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 and 2023 were $26,984 and $31,965, respectively, for a decrease of $4,981. The decrease of operating expenses was mainly due to decrease of service fees paid for other consulting services as compared to the prior period.

Operating expenses for the nine months ended September 30, 2024 and 2023 were $126,580 and $192,374, respectively, a decrease of $65,794 from the same period in 2023. The decrease of operating expenses was mainly due to decrease of service fees paid for other consulting services as compared to the prior period.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended September 30, 2024 and 2023, the net other expense was $855 compared to net other income $6 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

For the nine months ended September 30, 2024 and 2023, the net other expense was $925 when it was a net other income of $83 in the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $828,374 as of September 30, 2024. We had a cash balance of $8,898 and negative working capital of $624,087 as of September 30, 2024. We have incurred losses of $103,954 for the nine months ended September 30, 2024. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. We have not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the nine months ended September 30, 2024, amounted to $101,811, compared to $134,131 net cash used in operating activities for the nine months ended September 30, 2023.

Net cash provided by financing activities for the nine months ended September 30, 2024, amounted to $96,134, compared to net cash provided by financing activities of $94,485 in the same period of 2023. The net cash provided by financing activities were from shareholders who paid certain expenses on behalf of the Company.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plans to obtain such resources include (1) obtaining capital from the sale of its equity securities, (2) sales of the Company’s services, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related party (ies) when needed. However, management cannot provide any assurance that we will be successful in accomplishing any of its plans. The ability of us to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We continually evaluate our estimates, including those related to bad debts, the useful life of property and equipment and intangible assets, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

See Note 1 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

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

PONY GROUP INC.

Date: November 13, 2024	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)