Form 10-K
period 2024-12-31
Pony Group Inc.
filed 2025-03-27
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value of the Registrant’s common stock outstanding, other than the shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2024, was approximately $11,500,000. On June 30, 2024, the closing price of the Registrant’s common stock, as reported on OTCQB was $ 1.01 per share.

As of March 27, 2025 there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

On December 16, 2021, the PCAOB issued a determination, under the HFCA Act, on registered public accounting firms headquartered in Hong Kong and the mainland China of the People’s Republic of China that it is unable to inspect or investigate completely. As of this Report, our auditor, YCM CPA, INC. is not headquartered in China nor Hong Kong and thus is not subject to such determination.

As a firm registered with the PCAOB subject to laws in the United States which provide that the PCAOB shall conduct regular inspections to assess the auditor’s compliance with the applicable professional standards. We have no intention of dismissing YCM CPA INC. in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

The U.S. government, including the SEC, has recently made statements and taken certain actions that may lead to significant changes to U.S. and international relations, and will impact companies with connections to the United States or China (including Hong Kong). The SEC has issued statements primarily focused on companies with significant China-based operations. For example, on July 30, 2021, Gary Gensler, former Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations.

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

Facilities

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,408). The lease for this facility expires on March 31, 2025 and we expect to renew the lease for a further term.  We believe the rented space is sufficient for our current operations.

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

Regulations

This section sets forth a summary of the most significant laws, rules and regulations that affect our business and operations in China. We provide our service through third-party transportation companies and do not own the vehicle ourselves for their operations; therefore we believe we do not need to disclose the qualifications related to vehicle transportation operations.

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

Regulations Relating to Foreign Debts

Considering that certain foreign debts may be generated during the oversea or domestic investment from PRC residents, the State Administration of Foreign Exchange promulgated the Administrative Measures for Registration of Foreign Debts, or the Measures, on April 28, 2013 and became effective on May 13, 2013. These measures require the entity to complete several regulatory procedures in terms of foreign debts. For example, after borrowed the foreign debts, debtors shall carry out registration on local SAFE in relation to the execution of the contract, the drawdown, the prepayment or the foreign exchange settlement and sales within a specific period. For any change of the foreign debts contract, an amendment registration shall be carried out with the local SAFE.

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

Risks Related to Our Business

●	We are an early stage company with a limited operating history. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

●	We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

●	We could be subject to claims from riders, drivers or third parties that are harmed whether or not our service or platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

●	We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

●	If we are not able to successfully develop new offerings and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

●	Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.

●	Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.

●	The impact of any kind of epidemic, such as the coronavirus, on our operations, and the operations of the car fleet companies, may harm our business.

●	We rely on mobile operating systems and application marketplaces to make our apps available to the drivers and riders on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

●	We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues. Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.

●	We depend on the interoperability of our platform across third-party applications and services that we do not control.

●	Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.

●	Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

●	Failure to maintain our reputation and brand image could negatively impact our business.

●	Our success is dependent on retaining key personnel who would be difficult to replace.

●	The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain listing of our common stock

●	If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

●	Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.

Risks Related to Doing Business in China

●	Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. The PRC government may also intervene or influence our operations at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	The CSRC has enacted the draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. While such rules have not yet gone into effect and we have determined we are not subject to the measures, the CSRC may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

●	Failure to make adequate contributions to various employee benefit plans and withhold individual income tax on employees’ salaries as required by PRC regulations may subject us to penalties.

●	We must remit the offering proceeds to China before they may be used to benefit our business in China, and we cannot assure that we can finish all necessary governmental registration processes in a timely manner.

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

●	The fluctuation of the Renminbi may have a material adverse effect on your investment.

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC and in Hong Kong

●	Our operations could be adversely affected, directly or indirectly, by future PRC laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions, including business licenses, are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future.

●	You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

●	We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

●	Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

●	Our Hong Kong and Shenzhen subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

●	Holding Foreign Companies Accountable Act, or the HFCAA, and the related regulations are evolving quickly. Further implementations and interpretations of our amendments to the HFCAA or the related regulations, or a PCAOB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China that PCAOB may not be able to inspect or investigate completely such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary share could be delisted from the stock exchange pursuant to the HFCAA.

Risks Related to Our Common Stock

●	Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

●	No public market for our common stock currently exists, and an active trading market may not develop or be sustained following this offering.

●	While we believe our revenues and cash on hand are adequate to meet our immediate needs, we may require additional funding in order to progress our business in the future. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate portions of our business.

●	There is substantial doubt about our ability to continue as a going concern.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Even if an active trading market develops, the market price for our common stock may be volatile.

●	Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

●	Our common stock is considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

●	Potential future sales under Rule 144 may depress the market price for the common stock.

●	Volatility in our common stock price may subject us to securities litigation.

●	We are not likely to pay cash dividends in the foreseeable future.

●	U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officer and director.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

●	Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

●	No public market for our common stock currently exists, and an active trading market may not develop or be sustained following this offering.

●	While we believe our revenues and cash on hand are adequate to meet our immediate needs, we may require additional funding in order to progress our business in the future. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate portions of our business.

●	There is substantial doubt about our ability to continue as a going concern.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Even if an active trading market develops, the market price for our common stock may be volatile.

●	Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

●	Our common stock is considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

●	Potential future sales under Rule 144 may depress the market price for the common stock.

●	Volatility in our common stock price may subject us to securities litigation.

●	We are not likely to pay cash dividends in the foreseeable future.

●	U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officer and director.

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

We have a limited number of customers that account for a substantial portion of our revenues, which carries risks. Two of our customers, accounted for approximately 53% of our revenues for the year ended December 31, 2024. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. However, there is no assurance that if any of our large customers terminates their relationship with us or materially reduces the services they acquire from us, such termination or reduction could negatively affect our revenues and results of operations.

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

The PRC government exerts substantial influence over the manner in which we conduct our business activities. The PRC government may also intervene or influence our operations at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless.

As advised by our PRC counsel, Beijing Haotai Law Firm, we currently have not received any notice or administrative order which require the Company to obtain approval from Chinese authorities to list on U.S. exchanges, however, if our holding company or any of our PRC subsidiary were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, continue to offer securities to investors, or materially affect the interest of the investors and cause significantly depreciation of our price of common stock.

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

Our operational activities are conducted in Hong Kong and through our wholly owned subsidiary Universe Travel in Shenzhen in Guangdong Province. Accordingly, political and economic conditions in Hong Kong and the surrounding region, including Guangdong Province, may directly affect our business. From 2019 until 2020, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. The economy of Hong Kong had been negatively impacted, including our retail market, property market, stock market, and tourism, from such protests.

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

On December 16, 2021, PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “2021 PCAOB Determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong. Our auditor, YCM CPA INC. is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

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

As we are in our early stages of development, an investment in our Company will likely require a long-term commitment, with no certainty of return. Our common stock is quoted on the OTC Market. However, there is no guarantee that there will be any trading in our common stock. In addition, there is a risk that we will not be able to have our stock listed or quoted on a more established market, and even if we are able to do so (of which no assurance can be given), we cannot predict whether an active market for our common stock will ever develop in the future.  In the absence of an active trading market:

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

Our audited financial statements for the year ended December 31, 2024 were prepared assuming that we will continue as a going concern. In addition, as discussed in Note 3 of the financial statements for the year ended December 31, 2024, the Company has suffered recurring losses from operations. These conditions raise substantial doubt on our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 included an explanatory paragraph on the doubt of our ability to continue as a going concern in order to draw prospective investors’ attention to the relevant note in the financial statements for the year ended December 31, 2024.

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

Our common stock is currently quoted on the OTC Market. This market is a relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than any tier of the NASDAQ or the New York Stock Exchange. No assurances can be given that our common stock will remain quoted on such markets, much less a senior market like NASDAQ or the New York Stock Exchange. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTC Market, in which case it might be listed on OTC Pink, which is even more illiquid than the OTC Market.

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

Even if an active trading market develops, the market price for our common stock may be volatile.

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

Our common stock currently trades over-the-counter and are “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our common stock may not develop or be sustained.

Our common stock is considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently trading on the OTC Market, is considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock is a “penny stock ”since it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market or, even if so, has a price of less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We face various cyber risks, including, but not limited to, risks related to the storage of members’ information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security. Additionally, we devote significant resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt with the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. The risk assessment is discussed with the CEO on at least an annual basis. Our practices are generally developed from, and benchmarked against, recognized cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework.

Item 2. Properties

We lease an office at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,408). The lease for this facility expires on March 31, 2025 and the Company expects to renew such lease for a further term upon expiration. We believe the rented space is sufficient for our current operations. We consider our current facilities adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC QB tier of OTC Market Group LLC’s Marketplace under the symbol “PNYG.” As of March 27, 2025, there were 11,500,000 shares of common stock outstanding.

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

Fiscal Year 2024	High	Low
First Quarter (January 1, 2024 - March 31, 2024)	$1.21	$1:00
Second Quarter (April 1, 2024 - June 30, 2024)	$1.21	$0.25
Third Quarter (July 1, 2024 - September 30, 2024)	$4.99	$1.01
Fourth Quarter (October 1, 2024 - December 31, 2024)	$4.99	$0.22

Fiscal Year 2023	High	Low
First Quarter (January 1, 2023 - March 31, 2023)	$5.42	$5.37
Second Quarter (April 1, 2023 - June 30, 2023)	$5.37	$5.37
Third Quarter (July 1, 2023 - September 30, 2023)	$5.37	$5.37
Fourth Quarter (October 1, 2023 - December 31, 2023)	$5.37	$1.00

Holders

Based upon information furnished by our transfer agent, as of December 31, 2024, the Company had 22 stockholders of record.

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

Results of Operations

For the Year Ended December 31, 2024 Compared to December 31, 2023

Revenue

For the years ended December 31, 2024 and 2023, revenues were $97,394 and $177,570, respectively, with a decrease of $80,176 over the same period in 2023. The decrease in revenue was mainly due to the Company not providing technology development service to the Company’s clients for the year ended December 31, 2024. From January to December 31, 2023, Universe Travel provided technology development services to its three major clients, Shenzhen Eryuechuer Culture & Technology., Ltd, Shenzhen Shangjia Electronic Technology., Ltd and Shenzhen Zhongke Hengjin Technology Co., Ltd, which generated $95,082 in revenue for the Company during the year ended December 31, 2023.

Cost of Revenue

Cost of Revenue for the years ended December 31, 2024 and 2023 were $55,473 and $96,107, respectively, with a decrease of $40,634 over the same period in 2023. The decrease was mainly due to the decrease of revenue, thus the cost of revenue also decreased accordingly.

Gross Profit

Gross profits were $41,921 and $81,463 for the years ended December 31, 2024 and 2023, respectively, a decrease of $39,542 over the same period in 2023. The gross profit ratios were 43.0% and 45.9% for the years ended December 31, 2024 and 2023, respectively. The slight decrease of gross profit margin for the year ended December 31, 2024 compared to the same period of 2023 was due to the fact that the Company’s technology development services accounted for lower proportion of revenue for the year ended December 31, 2024. Technology development services have a higher gross profit margin, thus the gross profit margin decreased compared to the same period last year.

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023 were $204,957 and $229,301, respectively, with a decrease of $24,344 or 10.6% from the same period in 2023. The decrease of operating expenses was mainly due to decrease of service fees paid for other consulting services as compared to the prior period.

Other Income (Expenses)

Other income consists of interest income and exchange gain (loss). For the year ended December 31, 2024 and 2023, the net other expense were $1,038 and $683. The change of other income (expenses) mainly due to the change of exchange rate.

Net Loss

Net Losses for the years ended December 31, 2024 and 2023 were $155,074 and $148,521, respectively, due to the reasons described above.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $888,494 as of December 31, 2024. We had a cash balance of $10,952 and working capital deficit of $675,376 as of December 31, 2024. The Company has incurred losses of $164,074 and $148,521 for the years ended December 31 2024 and 2023, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the year ended December 31, 2024 amounted to $148,977, compared to $152,949 net cash used in operating activities for the year ended December 31, 2023. Net cash used in operating activities mostly consist of net loss. The net loss for year ended December 31, 2024 and 2023 were $155,074 and $148,521, respectively.

Net cash provided by financing activities for the year ended December 31, 2024 amounted to $136,523, compared to $129,676 for the same period in 2023. The net cash provided by financing activities were from shareholders who paid cost and other expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pony Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pony Group Inc and Subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit as of December 31, 2024, recurring net losses and net cash used in operating activities for the year then ended. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2023.

PCAOB ID 6781
Irvine, California
March 27, 2025

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$10,952	$16,578
Accounts receivables	5,880	20,224
Other receivables	297	260
Total current assets	17,129	37,062

Total assets	$17,129	$37,062

Liabilities and Equity

Current liabilities
Other payable- related parties	640,066	503,543
Other current liability	52,439	51,649
Total current liabilities	692,505	555,192
Total liabilities	$692,505	$555,192

Stockholders’ equity
Common stock, $0.001 par value; 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of December 31, 2024 and 2023	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange gain	25,618	18,790
Accumulated deficit	(888,494)	(724,420)
Total stockholders’ equity	(675,376)	(518,130)
Total liabilities and Stockholders’ equity	$17,129	$37,062

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Revenue	$97,394	$177,570

Cost of revenue	55,473	96,107

Gross profit	41,921	81,463

Operating expenses
General & administrative expenses	204,957	229,301
Total operating expenses	204,957	229,301

Loss from operation	(163,036)	(147,838)

Other income (expenses)
Other income (expenses)	(1,038)	(683)
Total other income (expenses)	(1,038)	(683)

Loss before income taxes	(164,074)	(148,521)
Provision for income tax	-	-
Net Loss	$(164,074)	$(148,521)

Other Comprehensive Income	6,828	5,855
Comprehensive loss	$(157,246)	$(142,666)
Basic and diluted earnings (loss) per share of common stock	$(0.014)	$(0.013)
Weighted average number of shares outstanding	11,500,000	11,500,000

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated
	Shares*	Amount	Capital	advance	(Loss)	Deficit	Total
Balance as of December 31, 2022 (As restated)	11,500,000	$11,500	$176,000	$-	$12,935	$(575,899)	$(375,464)

Cumulative Foreign currency translation adjustment	-	-	-	-	5,855		5,855

Net Loss	-	-	-	-		(148,521)	(148,521)
Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$-	$18,790	$(724,420)	$(518,130)
Cumulative Foreign currency translation adjustment	-	-	-	-	6,828		6,828

Net Loss	-	-	-	-		(164,074)	(164,074)
Balance as of December 31, 2024	11,500,000	$11,500	$176,000	$-	$25,618	$(888,494)	$(675,376)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net Loss	$(164,074)	$(148,521)

Changes in operating assets and liabilities:
Accounts receivable	14,344	5,409
Other receivable	(37)	43,084)
Deferred revenue	-	(14,910)
Accounts payable	-	(31,343)
Other payable	790	(6,668)
Net cash used in operating activities	(148,977)	(152,949)

Cash flows from financing activities:
Advance from related party	136,523	129,676
Net cash provided by financing activities	136,523	129,676

Effects of currency translation on cash	6,828	5,855

Net decrease in cash	(5,626)	(17,418)
Cash at beginning of the period	16,578	33,996
Cash at end of period	$10,952	$16,578

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

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. There is no cash equivalents as of December 31, 2024 and 2023.

Accounts Receivable - The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of December 31, 2024 and December 31, 2023, accounts receivable were $5,880 and $20,224, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

For the year ended December 31, 2024, the following clients accounted for over 10% of the revenue for the company: JunRong Development Co., Ltd with 31.58%; XAARPLC (Shenzhen) Technology Ltd with 11.29%.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2024
Balance sheet	HK$7.77 to US $1.00	RMB 7.30 to US $1.00
Statement of operation and other comprehensive income	HK$7.80 to US $1.00	RMB 7.20 to US $1.00
December 31, 2023
Balance sheet	HK$7.81 to US $1.00	RMB 7.09 to US $1.00
Statement of operation and other comprehensive income	HK$7.83 to US $1.00	RMB 7.08 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company had net losses of $164,074 and $148,521 during the years ended December 31, 2024 and 2023, respectively.

The Company has accumulated deficit of $888,494 and working capital deficit of $675,376 as of December 31, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	December 31, 2024	December 31, 2023
To Wenxian Fan	$640,066	$503,543
Total due to related parties	$640,066	$503,543

Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,408). This contract will terminate on March 31, 2025 and the Company expects to renew such lease for a further term upon expiration.

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from three major suppliers: Yahong Business Limited with 47.43%, CHANGYING BUSINESS LIMITED with 17.77% and Shenzhen Yuegang Liantong Car Service., Ltd with 11.29% of the total cost for the year ended December 31, 2024.

The Company purchased majority of its subcontracted services from one major supplier: CHANGYING BUSINESS LIMITED representing 21.31% of the total cost for the year ended December 31, 2023.

The Company had two major customers for the year ended December 31, 2024: JunRong Development Co., Ltd with 31.58%; XAARPLC (Shenzhen) Technology Ltd with 20.98% of the total revenue

The Company had three major customers for the year ended December 31, 2023: Shenzhen Zhongke Hengjin with 27.56%; Shenzhen Eryuechuer Culture & Technology., Ltd, with 14.17%; and Shenzhen Shangjia Electronic Technology., Ltd with 11.81% of the total revenue

NOTE 6 - LEASES

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

On March 1, 2022, Universe Travel entered into a Lease Agreement with Shenzhen Yilutong Technology Co. Ltd (founded by Ms. Wenxian Fan in December 2015.), pursuant to which the Company rented a portion at Engineer Experiment Building, A202, 7 Gaoxin South Avenue, Nanshan District, Shenzhen, Guangdong Province, China, encompassing approximately 205 square meters of space for a monthly rent of RMB 10,000 (approximately $1,424). The lease term was from March 1, 2022 to March 31, 2023. On April 1, 2023, the Company renewed such lease contract and the term was from April 1, 2023 to March 31, 2024. On April 1, 2024, the Company renewed the Lease Agreement with Shenzhen Yilutong Technology Co. Ltd with a one-year term beginning on April 1, 2024 and terminating on March 31, 2025. The Company expects to renew such lease for a further term upon expiration.

NOTE 7 - COMMON STOCK

As of December 31, 2024 and 2023, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 27, 2025, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2024 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2023 and 2024.

Our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 and 2024. Based upon, and as of the date of this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 and 2024 due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of December 31, 2023 and 2024 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current director and offices are as follow:

Name	Age	Position
Wenxian Fan	49	Chief Executive Officer, Chief Financial Officer and Chair of the Board of Directors

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid to our Chief Executive Officer for services rendered in all capacities for the fiscal years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wenxian Fan	2024	23,068	-	-	-	-	-
Chair of the Board and Chief Executive Officer	2023	-	-	-	-	-	-

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

The percentage ownership information shown in the table is based upon 11,500,000 shares of common stock outstanding.

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2024 and 2023.

Fee Category	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2024
Audit Fees (1)	$36,525	$48,500
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

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

PONY GROUP INC.

Date: March 27, 2025	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)