Form 10-Q
period 2025-03-31
Pony Group Inc.
filed 2025-05-13
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-234358

Pony Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3532241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 701, Junrong Building,

No. 109, Xiunan Street, Xinxiu Subdistrict,

Luohu District, Shenzhen, Guangdong Province

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

As of May 13, 2025, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,640	$10,952
Accounts receivable	5,879	5,880
Other receivables	289	297
Total current assets	13,808	17,129

Total assets	$13,808	$17,129

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$6,941	$-
Other payable-related parties	687,618	640,066
Other liabilities	71,413	52,439
Total current liabilities	765,972	692,505
Total liabilities	765,972	692,505

Stockholders’ Equity
Common stock, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	(1,718)	25,618
Accumulated deficit	(937,946)	(888,494)
Total stockholders’ equity	(752,164)	(675,376)
Total liabilities and stockholders’ equity	$13,808	$17,129

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2025	2024

Revenue	$30,265	$11,885

Cost of revenue	18,644	7,768

Gross profit	11,621	4,117

Operating expenses
General & administrative expenses	60,987	60,728
Total operating expenses	60,987	60,728

Loss from operation	(49,366)	(56,611)

Other (expense) income
Other (expense) income	(86)	10
Total other (expense) income	(86)	10

Loss before income taxes	(49,452)	(56,601)
Provision for income tax	-	-
Net Loss	$(49,452)	$(56,601)

Other Comprehensive Income (Loss)	(27,336)	6,164
Comprehensive loss	(76,788)	(50,437)
Basic and diluted loss per share of common stock	(0.004)	(0.005)
Weighted average number of shares outstanding	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2025

				Accumulated
				Other
			Additional	Comprehensive
	Common stock		Paid-In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2024	11,500,000	$11,500	$176,000	$25,618	$(888,494)	$(675,376)

Cumulative Foreign currency translation adjustment	-	-	-	(27,336)	-	(27,336)

Net Loss	-	-	-	-	(49,452)	(49,452)

Balance as of March 31, 2025	11,500,000	$11,500	$176,000	$(1,718)	$(937,946)	$(752,164)

For the Three Months Ended March 31, 2024

				Accumulated
				Other
			Additional	Comprehensive
	Common stock		Paid-In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$18,790	$(724,420)	$(518,130)

Cumulative Foreign currency translation adjustment	-	-	-	6,164	-	6,164

Net Loss	-	-	-	-	(56,601)	(56,601)

Balance as of March 31, 2024	11,500,000	$11,500	$176,000	$24,954	$(781,021)	$(568,567)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash flow from operating activities:
Net Loss	$(49,452)	$(56,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1	3,837
Other receivable	8	(23)
Accounts payable	6,941	-
Other liabilities	18,974	(4,959)
Cash used in operating activities	(23,528)	(57,746)

Cash flow from financing activities:
Advance from related party	47,552	50,417
Cash provided by financing activities	47,552	50,417

Effects of currency translation on cash	(27,336)	6,164

Net decrease in cash	(3,312)	(1,165)
Cash at beginning of the period	10,952	16,578
Cash at end of period	$7,640	$15,413

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

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. There is no cash equivalent as of March 31, 2025 and December 31, 2024.

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of March 31, 2025 and December 31, 2024, account receivables were $5,879 and $5,880, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had four major customers for the three months ended March 31, 2025: XAARPLC (Shenzhen) Technology., Ltd accounted for 13.92% of the total revenue and three individuals accounted for 72.2% of the total revenue.

The Company had one major customer for the three months ended March 31, 2024: XAARPLC (Shenzhen) Technology., Ltd with 29.57% of the total revenue.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2025
Balance sheet	HK$7.78 to US $1.00	RMB 7.26 to US $1.00
Statement of operation and other comprehensive income	HK$7.78 to US $1.00	RMB 7.27 to US $1.00
December 31, 2024
Balance sheet	HK$7.77 to US $1.00	RMB 7.30 to US $1.00
March 31, 2024
Statement of operation and other comprehensive income	HK$7.82 to US $1.00	RMB 7.19 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company had net loss of $49,452 and $56,601 during the three months ended March 31, 2025 and 2024, respectively.

The Company has accumulated deficit of $937,946 and working capital deficit of $752,164 as of March 31, 2025. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	March 31, 2025	December 31, 2024
To Wenxian Fan	$687,618	$640,066
Total due to related parties	$687,618	$640,066

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major supplier: Yahong Business Limited with 91.00% of the total cost for the three months ended March 31, 2025.

The Company purchased majority of its subcontracted services from four major suppliers: Shenzhen Yuegang Liantong Car Service., Ltd, Shenzhen Zhuoyue Car Service., Ltd, Shenzhen Wanjin Yuegang Car Service., Ltd, and Tongtai Car Service., Ltd, representing 35.01%, 24.89%, 24.27% and 10.74% of the total cost, respectively for the three months ended March 31, 2024.

The Company had four major customers for the three months ended March 31, 2025: XAARPLC (Shenzhen) Technology., Ltd accounted for 13.92% of the total revenue and three individuals accounted for 72.2% of the total revenue.

The Company had one major customer for the three months ended March 31, 2024: XAARPLC (Shenzhen) Technology., Ltd which accounted for 29.57% of the total revenue.

NOTE 6 - COMMON STOCK

As of March 31, 2025 and December 31, 2024, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 13, 2025, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2025 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Plan of Operations

In January 2019, we started our Research and Development (“R&D”) project mobile Let’s Go App (“App”) designed to have multi-language interface to attract users from around the world, focusing on providing one-stop travel services to foreigners traveling in China, for both leisure and business.

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

Results of Operations

For the three months ended March 31, 2025 compared to March 31, 2024

Revenue

For the three months ended March 31, 2025 and 2024, revenues were $30,265 and $11,885, respectively, with an increase of $18,380 over the same period in 2024. The increase in revenue was mainly due to an increase in demand of the Company’s monthly car rental services in the first three months ended March 31, 2025 as compared to the same quarter ended March, 31 2024.

Cost of Revenue

Cost of Revenue for the three months ended March 31, 2025 and 2024 were $18,644 and $7,768, respectively, with an increase of $10,876 over the same period in 2024. The increase was mainly due to an increase of revenue, thus the cost of revenue also increased accordingly.

Gross Profit

Gross profits were $11,621 and $4,117 for the three months ended March 31, 2025 and 2024, respectively. The gross profit margin as a percentage of sales were 38.4% and 34.6% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, our revenue was mostly generated from monthly car rental service which has a higher gross profit margin than car rental service, which resulted in higher gross profit as compared to the quarter ended March 31, 2024.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were $60,987 and $60,728, respectively. Operating expenses did not change significantly during the first three months of 2025 and 2024.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended March 31, 2025 and 2024, the net other expense was $86 compared to net other income $10 for the same period last year. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $937,946 as of March 31, 2025. We had a cash balance of $7,640 and negative working capital of $752,164 as of March 31, 2025. We have incurred losses of $49,452 for the three months ended March 31, 2025. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. We have not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the three months ended March 31, 2025, amounted to $23,528, compared to $57,746 net cash used in operating activities for the three months ended March 31, 2024.

Net cash provided by financing activities for the three months ended March 31, 2025, amounted to $47,552, compared to net cash provided by financing activities of $50,417 in the same period of 2024. The net cash provided by financing activities were from shareholders who paid certain expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of March 31, 2025 and communicated the matters to our management.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

PONY GROUP INC.

Date: May 13, 2025	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)