Form 10-Q
period 2025-06-30
Pony Group Inc.
filed 2025-08-13
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,701	$10,952
Accounts receivable	-	5,880
Other receivables	1,826	297
Total current assets	23,527	17,129

Total assets	$23,527	$17,129

Liabilities and Stockholders’ Equity

Current liabilities
Deferred revenue	$3,020	$-
Accounts payable	5,733	-
Other payable-related parties	729,012	640,066
Other liabilities	75,280	52,439
Total current liabilities	813,045	692,505
Total liabilities	813,045	692,505

Stockholders’ Equity
Common stock, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	(684)	25,618
Accumulated deficit	(976,334)	(888,494)
Total stockholders’ equity	(789,518)	(675,376)
Total liabilities and stockholders’ equity	$23,527	$17,129

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$44,558	$24,268	$74,823	$36,153

Cost of revenue	28,061	13,313	46,705	21,081

Gross profit	16,497	10,955	28,118	15,072

Operating expenses
General & administrative expenses	54,525	38,868	115,512	99,596
Total operating expenses	54,525	38,868	115,512	99,596

Loss from operation	(38,028)	(27,913)	(87,394)	(84,524)

Other (expense) income
Other (expense) income	(360)	(80)	(446)	(70)
Total other (expense) income	(360)	(80)	(446)	(70)

Loss before income taxes	(38,388)	(27,993)	(87,840)	(84,594)
Provision for income tax	-	-	-	-
Net Loss	$(38,388)	$(27,993)	$(87,840)	$(84,594)

Other Comprehensive Income	1,034	1,457	(26,302)	7,621
Comprehensive loss	(37,354)	(26,536)	(114,142)	(76,973)
Basic and diluted loss per share of common stock	(0.003)	(0.002)	(0.008)	(0.007)
Weighted average number of shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2025

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2024	11,500,000	$11,500	$176,000	$25,618	$(888,494)	$(675,376)

Cumulative Foreign currency translation adjustment	-	-	-	(27,336)	-	(27,336)

Net Loss	-	-	-	-	(49,452)	(49,452)

Balance as of March 31, 2025	11,500,000	11,500	176,000	(1,718)	(937,946)	(752,164)

Cumulative Foreign currency translation adjustment	-	-	-	1,034	-	1,034

Net Loss	-	-	-	-	(38,388)	(38,388)

Balance as of June 30, 2025	11,500,000	$11,500	$176,000	$(684)	$(976,334)	$(789,518)

For the Three and Six Months Ended June 30, 2024

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$18,790	$(724,420)	$(518,130)

Cumulative Foreign currency translation adjustment	-	-	-	6,164	-	6,164

Net Loss	-	-	-	-	(56,601)	(56,601)

Balance as of March 31, 2024	11,500,000	11,500	176,000	24,954	(781,021)	(568,567)

Cumulative Foreign currency translation adjustment	-	-	-	1,457	-	1,457
Net Loss	-	-	-	-	(27,993)	(27,993)

Balance as of June 30, 2024	11,500,000	$11,500	$176,000	$26,411	$(809,014)	$(595,103)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2025	2024

Cash flow from operating activities:
Net Loss	$(87,840)	$(84,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	5,880	3,527
Other receivable	(1,529)	(149)
Deferred revenue	3,020	-
Accounts payable	5,733	1,506
Other liabilities	22,841	(6,777)
Cash used in operating activities	(51,895)	(86,487)

Cash flow from financing activities:
Advance from related party	88,946	72,269
Cash provided by financing activities	88,946	72,269

Effects of currency translation on cash	(26,302)	7,621

Net increase (decrease) in cash	10,749	(6,597)
Cash at beginning of the period	10,952	16,578
Cash at end of period	$21,701	$9,981

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

NOTES FOR THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Organization and Operations

PONY GROUP INC, (the “Company” or “PONY”) was incorporated on January 7, 2019 in the state of Delaware.

On March 7, 2019, the Company entered into and a stock purchase agreement with Wenxian Fan, the sole owner of PONY LIMOUSINE SERVICES LIMITED (“Pony HK”), a limited liability company formed under the laws of Hong Kong on April 28, 2016, to acquire 100% equity ownership of Pony HK. As a result, Pony HK became the Company’s wholly owned subsidiary. Pony HK provides cross-border limousine services to its customers and dedicated to developing applications based on Wechat platform.

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

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The cash equivalents were $21,701 and $10,952 as of June 30, 2025 and December 31, 2024.

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of June 30, 2025 and December 31, 2024, account receivables were nil and $5,880, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had four major customers for the six months ended June 30, 2025 and they accounted for the following respective percentage of the Company’s revenue for the corresponding period: Benfu Development., Ltd for 20.59%; XAARPLC (Shenzhen) Technology., Ltd for 14.90%; and two individuals for 34.32%.

The Company had two major customers for the six months ended June 30, 2024 and they accounted for the following respective percentage of the Company’s revenue for the corresponding period: XAARPLC (Shenzhen) Technology., Ltd for 33.89% and MILES LIMITED for 19.46%.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2025
Balance sheet	HK$7.85 to US $1.00	RMB 7.16 to US $1.00
Statement of operation and other comprehensive income	HK$7.79 to US $1.00	RMB 7.25 to US $1.00
December 31, 2024
Balance sheet	HK$7.77 to US $1.00	RMB 7.30 to US $1.00
June 30, 2024
Statement of operation and other comprehensive income	HK$7.82 to US $1.00	RMB 7.22 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company had net loss of $87,840 and $84,594 during the six months ended June 30, 2025 and 2024, respectively.

The Company has accumulated deficit of $976,334 and working capital deficit of $789,518 as of June 30, 2025. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	March 31, 2025	December 31, 2024
To Wenxian Fan	$729,012	$640,066
Total due to related parties	$729,012	$640,066

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from two major supplier and they accounted for the following percentage of the Company’s costs for the six months ended June 30, 2025: Shenzhen Yuegang Liantong Car Service., Ltd, for 11.33%; and Yahong Business Limited for 88.68%.

The Company purchased majority of its subcontracted services from four major suppliers: Shenzhen Yuegang Liantong Car Service., Ltd, Changying Business Limited, Shenzhen Zhuorui Car Service., Ltd, Shenzhen Wanjin Yuegang Car Service., Ltd, and, representing 29.63%, 25.42%, 23.82% and 14.20% of the cost, respectively, for the six months ended June 30, 2024.

The Company had four major customers for the six months ended June 30, 2025 and they accounted for the following respective percentage of the Company’s revenue for the corresponding period: Benfu Development., Ltd for 20.59%; XAARPLC (Shenzhen) Technology., Ltd for 14.90%; and two individuals for 34.32%.

The Company had two major customers for the six months ended June 30, 2024: XAARPLC (Shenzhen) Technology., Ltd and MILES LIMITED which accounted for respectively for 33.89% and 19.46% of gross revenue for the corresponding period.

NOTE 6 - COMMON STOCK

As of June 30, 2025 and December 31, 2024, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2025, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2025 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

We were incorporated in the State of Delaware on January 7, 2019. We are a travel service provider that provides car services to individual and group travelers. We currently offer carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. We collaborate with car fleet companies and charge a service fee by matching the traveler and the driver. We officially launched our online service through our “Let’s Go” mobile application in December 2019 to provide multi-language services to international travelers coming to visit China. Redefining the user experience, we aim to provide our users with comprehensive and convenient service offerings and become a one-stop travel booking resource for travelers. While network scale is important, we recognize that transportation happens locally. We currently operate in two markets – Guangdong Province and Hong Kong and we plan to expand our offering in more oversea markets.

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

Our goal is to grow to an international player in the travel service market. To accomplish such goal, we will cooperate with other businesses which have capital, marketing and technology resources or products. We expect to recruit more workforce and talent to develop new technologies and products.

Results of Operations

For the three and six months ended June 30, 2025 compared to the same periods ended June 30, 2024

Revenue

For the three months ended June 30, 2025 and 2024 revenues were $44,558 and $24,268, respectively, with an increase of $20,290 over the same period in 2024. The increase was due to a new client, Benfu Development, Ltd., introduced to Pony HK which contributed $15,401 in revenue for the three months ended June 30, 2025.

For the six months ended June 30, 2025 and 2024, revenues were $74,823 and $36,153 respectively, with an increase of $38,670 over the same period in 2024. The increase in revenue was attributable to several new clients introduced to Pony HK, which includes Benfu Development., Ltd contributing $15,401 in revenue and two individual person contributing $25,668 in revenue during the six months ended June 30, 2025. As a result, the Company’s revenue increased compared with the same period last year.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2025 and 2024 were $28,061 and $13,313, respectively, with an increase of $14,748 over the same period in 2024. The increase was mainly due to the increase of revenue which resulted in a decrease in cost of revenue accordingly.

Cost of Revenue for the six months ended June 30, 2025 and 2024 were $46,705 and $21,081, respectively, with an increase of $25,624 over the same period in 2024. The increase was mainly due to the increase of revenue which resulted in an increase in cost of revenue accordingly.

Gross Profit

Gross profits were $16,497 and $10,955 for the three months ended June 30, 2025 and 2024. The gross profit margin as a percentage of sales were 37.0% and 45.1% for the three months ended June 30, 2025 and 2024, respectively. The decrease of gross profit margin for the three months ended June 30, 2025 compared to the same period in 2024 was due to the fact that we offered greater competitive pricing to obtain new clients for our car services which resulted in a decrease in gross margins for the three months ended June 30, 2025.

Gross profits were $28,118 and $15,072 for the six months ended June 30, 2025 and 2024, respectively. The gross profit margin as a percentage of sales for the six months ending June 30, 2025 and 2024 were 37.6% and 41.7%, respectively. The decrease of gross profit margin for the six months ended June 30, 2025 compared to the same period of 2024 was due to the fact that we offered greater competitive pricing to obtain new clients for our car services which resulted in a decrease in gross margins for the six months ended June 30, 2025.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 and 2024 were $54,525 and $38,868, respectively, for an increase of $15,657. The increase of operating expenses was mainly due to increase in salary payments for new employees hired by Pony HK in March 2025 and salary payments to Ms. Wenxian Fan, which resulted an increase in G&A expenses compared to the prior period.

Operating expenses for the six months ended June 30, 2025 and 2024 were $115,512 and $99,596, respectively, an increase of $15,916 from the same period in 2024. The increase of operating expenses was mainly due to increase in salary payments for new employees hired by Pony HK in March 2025 and salary payments to Ms. Wenxian Fan, which resulted an increase in G&A expenses compared to the prior period.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended June 30, 2025 and 2024, the net other expenses were $360 and $80. This was mainly due to the change of exchange rate and the increase of average cash balances.

For the six months ended June 30, 2025 and 2024, the net other expenses were $446 and $70. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $976,334 as of June 30, 2025. We had a cash balance of $21,701 and negative working capital of $789,518 as of June 30, 2025. We have incurred losses of $87,840 for the six months ended June 30, 2025. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. We have not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the six months ended June 30, 2025, amounted to $51,895, compared to $86,487 net cash used in operating activities for the six months ended June 30, 2024.

Net cash provided by financing activities for the six months ended June 30, 2025, amounted to $88,946, compared to net cash provided by financing activities of $72,269 in the same period of 2024. The net cash provided by financing activities was from shareholders who paid certain expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of June 30, 2025 and communicated the matters to our management.

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

PONY GROUP INC.

Date: August 13, 2025	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)