Form 10-Q
period 2025-09-30
Pony Group Inc.
filed 2025-11-12
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 11, 2025, there were 11,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,407	$10,952
Accounts receivable	1,725	5,880
Other receivables	3,699	297
Total current assets	13,831	17,129

Operating lease right-of-use assets	9,781	-
Total assets	$23,612	$17,129

Liabilities and Stockholders’ Equity

Current liabilities
Deferred revenue	$5,044	$-
Operating lease liabilities, current	5,541	-
Other payable-related parties	751,535	640,066
Other liabilities	79,482	52,439
Total current liabilities	841,602	692,505

Operating lease liabilities, noncurrent	4,239	-
Total liabilities	845,841	692,505

Stockholders’ Equity
Common stock, $0.001 par value, 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income	(6,135)	25,618
Accumulated deficit	(1,003,594)	(888,494)
Total stockholders’ equity	(822,229)	(675,376)
Total liabilities and stockholders’ equity	$23,612	$17,129

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$29,314	$15,885	$104,137	$52,038

Cost of revenue	20,121	7,406	66,826	28,487

Gross profit	9,193	8,479	37,311	23,551

Operating expenses
General & administrative expenses	36,299	26,984	151,811	126,580
Total operating expenses	36,299	26,984	151,811	126,580

Loss from operation	(27,106)	(18,505)	(114,500)	(103,029)

Other (expense) income
Other (expense) income	(154)	(855)	(600)	(925)
Total other (expense) income	(154)	(855)	(600)	(925)

Loss before income taxes	(27,260)	(19,360)	(115,100)	(103,954)
Provision for income tax	-	-	-	-
Net Loss	$(27,260)	$(19,360)	$(115,100)	$(103,954)

Other Comprehensive Income	(5,451)	(9,624)	(31,753)	(2,003)
Comprehensive loss	(32,711)	(28,984)	(146,853)	(105,957)
Basic and diluted loss per share of common stock	(0.002)	(0.002)	(0.010)	(0.009)
Weighted average number of shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2025

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2024	11,500,000	$11,500	$176,000	$25,618	$(888,494)	$(675,376)

Cumulative Foreign currency translation adjustment	-	-	-	(27,336)	-	(27,336)

Net Loss	-	-	-	-	(49,452)	(49,452)
Balance as of March 31, 2025	11,500,000	$11,500	$176,000	$(1,718)	$(937,946)	$(752,164)

Cumulative Foreign currency translation adjustment	-	-	-	1,034	-	1,034

Net Loss	-	-	-	-	(38,388)	(38,388)
Balance as of June 30, 2025	11,500,000	$11,500	$176,000	$(684)	$(976,334)	$(789,518)
Cumulative Foreign currency translation adjustment	-	-	-	(5,451)	-	(5,451)

Net Loss	-	-	-	-	(27,260)	(27,260)
Balance as of September 30, 2025	11,500,000	$11,500	$176,000	$(6,135)	$(1,003,594)	$(822,229)

For the Three and Nine Months Ended September 30, 2024

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$18,790	$(724,420)	$(518,130)

Cumulative Foreign currency translation adjustment	-	-	-	6,164	-	6,164

Net Loss	-	-	-	-	(56,601)	(56,601)
Balance as of March 31, 2024	11,500,000	$11,500	$176,000	$24,954	$(781,021)	$(568,567)

Cumulative Foreign currency translation adjustment	-	-	-	1,457	-	1,457

Net Loss	-	-	-	-	(27,993)	(27,993)
Balance as of June 30, 2024	11,500,000	$11,500	$176,000	$26,411	$(809,014)	$(595,103)

Cumulative Foreign currency translation adjustment	-	-	-	(9,624)	-	(9,624)

Net Loss	-	-	-	-	(19,360)	(19,360)
Balance as of September 30, 2024	11,500,000	$11,500	$176,000	$18,280	$(828,374)	$(624,087)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net Loss	$(115,100)	$(103,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	1,419	-
Changes in operating assets and liabilities:
Accounts receivable	4,155	(1,369)
Other receivable	(2,284)	(3,764)
Deferred revenue	3,925
Accounts payable	-	3,861
Other liabilities	27,043	3,415
Operating lease liabilities	(1,419)	-
Cash used in operating activities	(82,261)	(101,811)

Cash flow from financing activities:
Advance from related party	111,469	96,134
Cash provided by financing activities	111,469	96,134

Effects of currency translation on cash	(31,753)	(2,003)

Net increase (decrease) in cash	(2,545)	(7,680)
Cash at beginning of the period	10,952	16,578
Cash at end of period	$8,407	$8,898
Non-cash investing activities
Right of use assets obtained in exchange for operating lease obligations	$11,090	$-

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

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The cash equivalents were $8,407 and $10,952 as of September 30, 2025 and December 31, 2024.

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of September 30, 2025 and December 31, 2024, account receivables were $1,725 and $5,880, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had three major customers for the nine months ended September 30, 2025 and they accounted for the following respective percentage of the Company’s revenue for the corresponding period: Benfu Development., Ltd for 30.77%; XAARPLC (Shenzhen) Technology., Ltd for 13.37%; and one individual for 16.00%.

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

From time to time, the Company enters into arrangements to provide technological support and maintenance service applications to its customers. The Company’s efforts are expended evenly throughout the service period. The revenues for the technological support and maintenance services are recognized over the support and maintenance services period, usually from three months to one year. The Company’s contracts have a single performance obligation and are primarily on a fixed-price basis. There were no significant returns, refund and other similar obligations during each reporting period.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2025
Balance sheet	HK$7.78 to US $1.00	RMB 7.12 to US $1.00
Statement of operation and other comprehensive income	HK$7.80 to US $1.00	RMB 7.22 to US $1.00
December 31, 2024
Balance sheet	HK$7.77 to US $1.00	RMB 7.30 to US $1.00
September 30, 2024
Statement of operation and other comprehensive income	HK$7.80 to US $1.00	RMB 7.16 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company had net loss of $115,100 and $103,954 during the nine months ended September 30, 2025 and 2024, respectively.

The Company has accumulated deficit of $1,003,594 and working capital deficit of $827,771 as of September 30, 2025. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	September 30, 2025	December 31, 2024
To Wenxian Fan	$751,535	$640,066
Total due to related parties	$751,535	$640,066

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from two major supplier and they accounted for the following percentage of the Company’s costs for the nine months ended September 30, 2025: Shenzhen Yuegang Liantong Car Service., Ltd, for 13.37% and Yahong Business Limited for 80.69%.

The Company purchased majority of its subcontracted services from four major suppliers: Changying Business Limited, Shenzhen Zhuorui Car Service., Ltd, Shenzhen Wanjin Yuegang Car Service., Ltd, and, representing 32.39%, 21.98%, 17.67% and 10.53% of the cost, respectively, for the nine months ended September 30, 2024.

The Company had three major customers for the nine months ended September 30, 2025 and they accounted for the following respective percentage of the Company’s revenue for the corresponding period: Benfu Development., Ltd for 30.77%; XAARPLC (Shenzhen) Technology., Ltd for 13.37%; and one individual person for 16.00%.

The Company had two major customers for the nine months ended September 30, 2024: XAARPLC (Shenzhen) Technology., Ltd accounted for 33.06% of the total revenue and MILES LIMITED accounted for 13.56% of the total revenue.

NOTE 6 - COMMON STOCK

As of September 30, 2025 and December 31, 2024, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

On July 1, 2025, Pony HK entered into a Lease Agreement, the Company rented a portion at Room 17, Flat B, 17/F, Tsipeng Industrial Building, San Po Kong, Kowloon, Hong Kong, China, for a monthly rent of HKD 3,700 (approximately $473). The lease term was from July 1, 2025 to June 30, 2027.

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 6, 2025, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2025 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three and nine months ended September 30, 2025 compared to the same periods ended September 30, 2024

Revenue

For the three months ended September 30, 2025 and 2024 revenues were $29,314 and $15,885, respectively, with an increase of $13,429 over the same period in 2024. The increase was due to a new client, Benfu Development, Ltd., introduced to Pony HK which contributed $16,623 in revenue for the three months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, revenues were $104,137 and $52,038 respectively, with an increase of $52,099 over the same period in 2024. The increase in revenue was attributable to several new clients introduced to Pony HK, which includes Benfu Development., Ltd contributing $32,045 in revenue and one individual person contributing $16,663 in revenue during the nine months ended September 30, 2025. As a result, the Company’s revenue increased compared with the same period last year.

Cost of Revenue

Cost of Revenue for the three months ended September 30, 2025 and 2024 were $20,121 and $7,406, respectively, with an increase of $12,715 over the same period in 2024. The increase was mainly due to the increase of revenue which resulted in a decrease in cost of revenue accordingly.

Cost of Revenue for the nine months ended September 30, 2025 and 2024 were $66,826 and $28,487, respectively, with an increase of $38,339 over the same period in 2024. The increase was mainly due to the increase of revenue which resulted in an increase in cost of revenue accordingly.

Gross Profit

Gross profits were $9,193 and $8,479 for the three months ended September 30, 2025 and 2024. The gross profit margin as a percentage of sales were 31.4% and 53.4% for the three months ended September 30, 2025 and 2024, respectively. The decrease of gross profit margin for the three months ended September 30, 2025 compared to the same period in 2024 was due to the fact that we offered greater competitive pricing to obtain new clients for our car services which resulted in a decrease in gross margins for the three months ended September 30, 2025.

Gross profits were $37,311 and $23,551 for the nine months ended September 30, 2025 and 2024, respectively. The gross profit margin as a percentage of sales for the nine months ending September 30, 2025 and 2024 were 35.8% and 45.3%, respectively. The decrease of gross profit margin for the nine months ended September 30, 2025 compared to the same period of 2024 was due to the fact that we offered greater competitive pricing to obtain new clients for our car services which resulted in a decrease in gross margins for the nine months ended September 30, 2025.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 and 2024 were $36,299 and $26,984, respectively, for an increase of $9,315. The increase of operating expenses was mainly due to increase in salary payments for new employees hired by Pony HK in March 2025 and salary payments to Ms. Wenxian Fan, which resulted an increase in G&A expenses compared to the prior period.

Operating expenses for the nine months ended September 30, 2025 and 2024 were $151,811 and $126,580, respectively, an increase of $25,231 from the same period in 2024. The increase of operating expenses was mainly due to increase in salary payments for new employees hired by Pony HK in March 2025 and salary payments to Ms. Wenxian Fan, which resulted an increase in G&A expenses compared to the prior period.

Other (Expense)Income

Other income consists of interest income and exchange gain (loss) for the three months ended September 30, 2025 and 2024, the net other expenses were $154 and $855. This was mainly due to the change of exchange rate and the increase of average cash balances.

For the nine months ended September 30, 2025 and 2024, the net other expenses were $600 and $925. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $1,003,594 as of September 30, 2025. We had a cash balance of $8,407 and negative working capital of $827,771 as of September 30, 2025. We have incurred losses of $115,100 for the nine months ended September 30, 2025. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. We have not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the nine months ended September 30, 2025, amounted to $82,261, compared to $101,811 net cash used in operating activities for the nine months ended September 30, 2024.

Net cash provided by financing activities for the nine months ended September 30, 2025, amounted to $111,469, compared to net cash provided by financing activities of $96,134 in the same period of 2024. The net cash provided by financing activities was from shareholders who paid certain expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of September 30, 2025 and communicated the matters to our management.

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

PONY GROUP INC.

Date: November 12, 2025	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)