Form 10-K
period 2025-12-31
Pony Group Inc.
filed 2026-03-27
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-234358

PONY GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3532241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 17, Flat B, 17/F, Tsipeng Industrial Building, San Po Kong, Kowloon, Hong Kong, China	518000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +86 0755 86665622

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock	PNYG	None

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value of the Registrant’s common stock outstanding, other than the shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2025, was approximately $1,127,000. On June 30, 2025, the closing price of the Registrant’s common stock, as reported on OTCQB was $0.35 per share.

As of March 27, 2026 there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding. Among that, non-affiliated parties hold 3,220,000 shares, and the closing price was $0.32 per share.

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

iii

PART I

Item 1. Business

Overview

Pony Group Inc. (“Company” or “Pony”) was incorporated on January 7, 2019 in the state of Delaware.

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

On December 16, 2021, the PCAOB issued a determination, under the HFCA Act, on registered public accounting firms headquartered in Hong Kong and the mainland China of the People’s Republic of China that it is unable to inspect or investigate completely. As of this Report, our auditor, YCM CPA INC.   is not headquartered in China nor Hong Kong and thus is not subject to such determination.

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

The following table provides details on the licenses and permissions held by our Hong Kong and PRC subsidiaries:

Company	License/Permission	Issuing Authority	Validity
Pony Limousine Services Limited	Business Registration Certificate	Registrar of Companies Hong Kong Special Administrative Region	April 28, 2025 - April 27, 2026
Universe Travel Culture & Technology Ltd.	Business License	Administrative Examination and Approval Bureau of Guangdong Shenzhen	February 2, 2019 - Long-term

As of the date of this report, as advised our PRC legal counsel, Beijing Haotai Law Firm, none of our nor our subsidiaries are currently required to obtain any permission approval or business licenses from the CSRC, the CAC, the trading of our securities on the OTCQB and the offering of our securities to foreign investors, or any other governmental agency that is required to approve our or our subsidiaries’ operations. The business of our Hong Kong subsidiary, Pony HK is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. Further, for our Shenzhen subsidiary, Universe Travel, and to the extent that if we become subject to such PRC laws in the future. As advised by our PRC counsel, we do not believe we are required to conduct a cybersecurity review   because (i) we do not possess a large amount of personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, our operations could be adversely affected, directly or indirectly, by future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions Confirmed with PRC councel. No any update.are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future. We may be subject to penalties and sanctions imposed by the PRC or Hong Kong regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

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

Our Services

Our business is providing, airport pick-up and drop-off, and personal drivers services for travelers between Guangdong Province and Hong Kong.

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

Employees

As of the date of this Report, we have a total of 4 full-time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Technology & Product Development	2
Human Resource & Administration	1
Customer Services	1
Total	4

Facilities

We have an office lease at Room 17, Flat B, 17/F, Tsipeng Industrial Building, San Po Kong, Kowloon, Hong Kong, China, for a monthly rent of HKD 3,700 (approximately $474). The lease for this facility expires on June 30, 2027.  We believe the rented space is sufficient for our current operations and consider our current facilities adequate for our current operations.

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

In June 2018, the MOFCOM and the NDRC promulgated the Special Administrative Measures for the Access of Foreign Investment (Negative List), or the Negative List (2018), effective in July 2018. The Negative List (2018) expands the scope of permitted industries by foreign investment by reducing the number of industries that fall within the Negative List (2018) where restrictions on the shareholding percentage or requirements on the composition of board or senior management still exists. In June 2019, the MOFCOM and the NDRC promulgated the Special Administrative Measures for the Access of Foreign Investment (Negative List) (2019 Edition), or the Negative List (2019) to replace the Negative List (2018), effective in July 2019. On December 28, 2020, the National Development and Reform Commission and the Ministry of Commerce publicly released the Directory of Industries to Encourage Foreign Investment (Encouraged Catalogue) (2020 Edition). On December 27, 2021, NDRC and MOFCOM jointly issued the Special Administrative Measures for Foreign Investment Access (Negative List) (2021 Edition), and the Special Administrative Measures for Foreign Investment Access in Pilot Free Trade Zones (Negative List) (2021 Edition), effective January 1, 2022. As per these policies, the national negative list of foreign investment access was reduced from 33 to 31, and the negative list of foreign investment access in the free trade zone was reduced from 30 to 27. Industries listed in the 2020 Encouraged Catalogue are the encouraged industries. On the other hand, industries listed in the 2021 Negative List are subject to special management measures. For example, establishment of wholly foreign-owned enterprises is generally allowed in industries outside of the 2021 Negative List. Also, foreign investors are not allowed to invest in industries that are expressly prohibited in the 2021 Negative List. The industries that are not expressly prohibited in the Negative List are still subject to government approvals and certain special requirements. On September 6, 2024, the NDRC and the MOC jointly issued the Special Administrative Measures (Negative List) for Foreign Investment Access (2024 Version), which became effective on November 1, 2024, to supersede the Special Administrative Measures (Negative List) for Foreign Investment Access (2021 Version). We believe that our current business is to provide travel services and therefore we do not fall in the Negative List (2024 Version).

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

Risks Related to Our Business

●	We are an early stage company with a limited operating history. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

●	We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

●	We could be subject to claims from riders, drivers or third parties that are harmed whether or not our service or platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

●	We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

●	If we are not able to successfully develop new offerings and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

●	Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.

●	Our business could be adversely impacted by changes in the internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the internet and mobile devices.

●	We rely on mobile operating systems and application marketplaces to make our apps available to the drivers and riders on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

●	We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues. Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.

●	We depend on the interoperability of our platform across third-party applications and services that we do not control.

●	Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.

●	Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

●	Failure to maintain our reputation and brand image could negatively impact our business.

●	Our success is dependent on retaining key personnel who would be difficult to replace.

●	The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain listing of our common stock

●	If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

●	Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.

Risks Related to Doing Business in China

●	Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. The PRC government may also intervene or influence our operations at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	Failure to make adequate contributions to various employee benefit plans and withhold individual income tax on employees’ salaries as required by PRC regulations may subject us to penalties.

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

●	The fluctuation of the Renminbi may have a material adverse effect on your investment.

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC and in Hong Kong.

●	Our operations could be adversely affected, directly or indirectly, by future PRC laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals or permissions, including business licenses, are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approvals or permissions in the future.

●	You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China.

●	We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

●	The Hong Kong legal system embodies uncertainties which could limit the legal protections available to our Hong Kong subsidiary.

●	The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) and the Safeguarding National Security Ordinance could impact our Hong Kong subsidiary, which represents substantially all of our business. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

●	Our Hong Kong and Shenzhen subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

●	Holding Foreign Companies Accountable Act, or the HFCAA, and the related regulations are evolving quickly. Further implementations and interpretations of our amendments to the HFCAA or the related regulations, or a PCAOB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China that PCAOB may not be able to inspect or investigate completely such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary share could be delisted from the stock exchange pursuant to the HFCAA.

Risks Related to Our Common Stock

●	Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

●	No public market for our common stock currently exists, and an active trading market may not develop or be sustained following this offering.

●	While we believe our revenues and cash on hand are adequate to meet our immediate needs, we may require additional funding in order to progress our business in the future. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate portions of our business.

●	There is substantial doubt about our ability to continue as a going concern.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Even if an active trading market develops, the market price for our common stock may be volatile.

●	Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

●	Our common stock is considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

●	Potential future sales under Rule 144 may depress the market price for the common stock.

●	Volatility in our common stock price may subject us to securities litigation.

●	We are not likely to pay cash dividends in the foreseeable future.

●	U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officer and director.

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

We have a limited operating history. Our first operating subsidiary, Pony Limousine Services Limited was established in Hong Kong on April 28, 2018 to engage in providing car services to travelers between Guangdong Province and Hong Kong. Pony Group Inc. was established in the State of Delaware on January 7, 2019. We have limited experience and operating history in the travel industry and have not grown our revenue substantially since inception. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

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

Our success depends in part on our relationships with other third-party service providers, such as Yahong Business Limited . Further, from time to time, we enter into collaboration arrangement in connection with car fleets and drivers. If any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

We have a limited number of customers that account for a substantial portion of our revenues, which carries risks. Two of our customers, accounted for approximately 58% of our revenues for the year ended December 31, 2025. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. However, there is no assurance that if any of our large customers terminates their relationship with us or materially reduces the services they acquire from us, such termination or reduction could negatively affect our revenues and results of operations.

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

The Hong Kong legal system embodies uncertainties which could limit the legal protections available to our Hong Kong subsidiary.

Hong Kong is a Special Administrative Region of the PRC. Following British colonial rule from 1842 to 1997, China assumed sovereignty under the “one country, two systems” principle. The Hong Kong Special Administrative Region’s constitutional document, the Basic Law, ensures that the current political situation will remain in effect for 50 years. Hong Kong has enjoyed the freedom to function with a high degree of autonomy for its affairs, including currencies, immigration and customs operations, and its independent judiciary system and parliamentary system. On July 14, 2020, the United States signed an executive order to end the special status enjoyed by Hong Kong post-1997. As the autonomy currently enjoyed may be compromised, it could potentially impact Hong Kong’s common law legal system and may, in turn, bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect our business and operations. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our clients.

The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) and the Safeguarding National Security Ordinance could impact our Hong Kong subsidiary, which represents substantially all of our business. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress adopted the Hong Kong National Security Law. This law defines the duties and government bodies of the Hong Kong National Security Law for safeguarding national security and four categories of offenses — secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security — and their corresponding penalties. On July 14, 2020, the former U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under the HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect the foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. On March 19, 2024, the Legislative Council of Hong Kong passed the Safeguarding National Security bill. The Safeguarding National Security Ordinance (effective on March 23, 2024) was enacted according to the Article 23 of the Basic Law of the Hong Kong Special Administrative Region which stipulates that Hong Kong shall enact laws on its own to prohibit any act of treason, secession, sedition, subversion against the central people’s government, or theft of state secrets. The Safeguarding National Security Ordinance mainly covers five types of offences: treason, insurrection, offences in connection with state secrets and espionage, sabotage endangering national security and related activities, and external interference and organizations engaging in activities endangering national security. It is difficult to predict the full impact of the Hong Kong National Security Law, HKAA and the Safeguarding National Security Ordinance on Hong Kong and companies located in Hong Kong, which represents substantially all of our business. If our Hong Kong subsidiary is determined to be in violation of the Hong Kong National Security Law or the HKAA or the Safeguarding National Security Ordinance, our business operations, financial position, and results of operations could be materially and adversely affected.

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

Ms. Fan, our Chief Executive Officer, President and director have over 72% beneficial ownership of our Company, through Pony Group Ltd, KERUIDA Investment Limited, Synionm Investments Limited and Wisdom Travel Service Investments Limited, which is beneficially owned by Ms. Fan. As a result, Ms. Fan will have the ability to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Our audited financial statements for the year ended December 31, 2025 were prepared assuming that we will continue as a going concern. In addition, as discussed in Note 3 of the financial statements for the year ended December 31, 2025, the Company has suffered recurring losses from operations. These conditions raise substantial doubt on our ability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025 included an explanatory paragraph on the doubt of our ability to continue as a going concern in order to draw prospective investors’ attention to the relevant note in the financial statements for the year ended December 31, 2025.

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

Item 2. Properties

We have an office lease at Room 17, Flat B, 17/F, Tsipeng Industrial Building, San Po Kong, Kowloon, Hong Kong, China, for a monthly rent of HKD 3,700 (approximately $474). The lease for this facility expires on June 30, 2027.  We believe the rented space is sufficient for our current operations and consider our current facilities adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC QB tier of OTC Market Group LLC’s Marketplace under the symbol “PNYG.” As of March 27, 2026,  there were 11,500,000 shares of common stock outstanding.

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

Fiscal Year 2025	High	Low
First Quarter (January 1, 2025 - March 31, 2025)	$0.59	$0.21
Second Quarter (April 1, 2025 - June 30, 2025)	$0.40	$0.14
Third Quarter (July 1, 2025 - September 30, 2025)	$0.41	$0.15
Fourth Quarter (October 1, 2025 - December 31, 2025)	$0.70	$0.14

Fiscal Year 2024	High	Low
First Quarter (January 1, 2024 - March 31, 2024)	$1.21	$1.00
Second Quarter (April 1, 2024 - June 30, 2024)	$1.21	$0.25
Third Quarter (July 1, 2024 - September 30, 2024)	$4.99	$1.01
Fourth Quarter (October 1, 2024 - December 31, 2024)	$4.99	$0.22

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

In April 2019, we rolled out basic version which supports carpooling, car rental, Airport Pick-up and/or Drop-off, etc., available for download at Apple App store; the basic version has an interface in Chinese language only. In May 2019, we rolled out second version which has an enhanced interface in both Chinese and English language which supports payment through PayPal.

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

Results of Operations

For the Year Ended December 31, 2025 Compared to December 31, 2024

Revenue

For the years ended December 31, 2025 and 2024, revenues were $141,393 and $97,394, respectively, with an increase of $43,999 over the same period in 2024. The increase in revenue was attributable to a new client introduced to Pony HK, Benfu Development., Ltd,    where $55,159 in car services revenue was attributable to such client during the year ended December 31, 2025. As a result, the Company’s revenue increased compared with the same period last year.

Cost of Revenue

Cost of Revenue for the years ended December 31, 2025 and 2024 were $94,034 and $55,473, respectively, with an increase of $38,561 over the same period in 2024. The increase was mainly due to the increase of revenue, thus the cost of revenue also increased accordingly.

Gross Profit

Gross profits were $47,359 and $41,921 for the years ended December 31, 2025 and 2024, respectively, an increase of $5,438 over the same period in 2024. The gross profit ratios were 33.0% and 43.0% for the years ended December 31, 2025 and 2024, respectively. The decrease of gross profit margin for the year ended December 31, 2025 compared to the same period of 2024 was due to the fact that we offered greater competitive pricing to obtain new clients for our car services which resulted in a decrease in gross margins for the year ended December 31, 2025.

Operating Expenses

Operating expenses for the years ended December 31, 2025 and 2024 were $293,018 and $204,957, respectively, with an increase of $88,061 or 43.0% from the same period in 2024. The increase of operating expenses was mainly due to increase of service fees accrued, not paid yet for other consulting services as compared to the prior period.

Other Income (Expenses)

Other income consists of interest income and exchange gain (loss). For the year ended December 31, 2025 and 2024, the net other expenses were $769 and $1,038. The change of other income (expenses) mainly due to the change of exchange rate.

Net Loss

Net Losses for the years ended December 31, 2025 and 2024 were $246,429 and $164,074, respectively, due to the reasons described above.

Liquidity and Capital Resources

We suffered recurring losses from operations and have an accumulated deficit of $1,134,923 as of December 31, 2025. We had a cash balance of $9,675 and working capital deficit of $957,971 as of December 31, 2025. The Company has incurred losses of $246,429 and $164,074 for the years ended December 31 2025 and 2024, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the year ended December 31, 2025 amounted to $101,270, compared to $148,977 net cash used in operating activities for the year ended December 31, 2024. Net cash used in operating activities mostly consist of net loss. The net loss for year ended December 31, 2025 and 2024 were $246,429 and $164,074, respectively.

Net cash provided by financing activities for the year ended December 31, 2025 amounted to $130,587, compared to $136,523 for the same period in 2024. The net cash provided by financing activities were from shareholders who covered cost and other expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pony Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pony Group Inc and Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit as of December 31, 2025, recurring net losses and net cash used in operating activities for the year then ended. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PCAOB ID 6781
Irvine, California
March 27, 2026

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$9,675	$10,952
Accounts receivables	2,471	5,880
Other receivables	1,589	297
Total current assets	13,735	17,129

Operating lease right-of-use assets	8,405	-
Total assets	$22,140	$17,129

Liabilities and Equity

Current liabilities
Deferred revenue	8,939	-
Accounts payable	7,709	-
Operating lease liabilities, current	5,571	-
Other payable- related parties	770,653	640,066
Other current liability	178,834	52,439
Total current liabilities	$971,706	$692,505

Operating lease liabilities, noncurrent	2,833	-
Total liabilities	974,539	692,505

Stockholders’ equity
Common stock, $0.001 par value; 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of December 31, 2025 and 2024	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated foreign currency exchange gain	(4,976)	25,618
Accumulated deficit	(1,134,923)	(888,494)
Total stockholders’ deficit	(952,399)	(675,376)
Total liabilities and Stockholders’ deficit	$22,140	$17,129

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

Revenue	$141,393	$97,394
Cost of revenue	94,034	55,473
Gross profit	47,359	41,921

Operating expenses
General & administrative expenses	293,018	204,957
Total operating expenses	293,018	204,957

Loss from operation	(245,660)	(163,036)

Other income (expenses)
Other income (expenses)	(769)	(1,038)
Total other income (expenses)	(769)	(1,038)

Loss before income taxes	(246,429)	(164,074)
Provision for income tax	-	-
Net Loss	$(246,429)	$(164,074)

Other Comprehensive (Loss) Income	(30,594)	6,828
Comprehensive loss	$(277,023)	$(157,246)
Basic and diluted earnings (loss) per share of common stock	$(0.021)	$(0.014)
Weighted average number of shares outstanding	11,500,000	11,500,000

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 and 2024

	Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	advance	(Loss)	Deficit	Total
Balance as of December 31, 2023	11,500,000	$11,500	$176,000	$-	$18,790	$(724,420)	$(518,130)
Cumulative Foreign currency translation adjustment	-	-	-	-	6,828		6,828
Net Loss	-	-	-	-		(164,074)	(164,074)
Balance as of December 31, 2024	11,500,000	$11,500	$176,000	$-	$25,618	$(888,494)	$(675,376)
Cumulative Foreign currency translation adjustment	-	-	-	-	(30,594)	-	(30,594)
Net Loss	-	-	-	-	-	(246,429)	(246,429)
Balance as of December 31, 2025	11,500,000	$11,500	$176,000	$-	$(4,976)	$(1,134,923)	$(952,399)

The accompanying notes are integral to these consolidated financial statements.

PONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net Loss	$(246,429)	$(164,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	2,734	-
Changes in operating assets and liabilities:
Accounts receivable	3,409	14,344
Other receivable	(1,293)	(37)
Deferred revenue	8,939	-
Accounts payable	7,709	-
Other liabilities	126,395	790
Operating lease liabilities	(2,734)	-
Net cash used in operating activities	(101,270)	(148,977)

Cash flows from financing activities:
Advance from related party	130,587	136,523
Net cash provided by financing activities	130,587	136,523

Effects of currency translation on cash	(30,594)	6,828

Net decrease in cash	(1,277)	(5,626)
Cash at beginning of the period	10,952	16,578
Cash at end of period	$9,675	$10,952
Non-cash investing activities
Right of use assets obtained in exchange for operating lease obligations	$11,125	$-

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

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. There are no cash equivalents as of December 31, 2025 and 2024.

Accounts Receivable - The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of December 31, 2025 and December 31, 2024, accounts receivables were $2,471 and $5,880, respectively. The company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

For the year ended December 31, 2025, the following clients accounted for over 10% of the revenue for the company: Benfu Development., Ltd for 39.01%; one individual for 19.32%.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2025
Balance sheet	HK$7.78 to US $1.00	RMB 6.99 to US $1.00
Statement of operation and other comprehensive income	HK$7.80 to US $1.00	RMB 7.19 to US $1.00
December 31, 2024
Balance sheet	HK$7.77 to US $1.00	RMB 7.30 to US $1.00
Statement of operation and other comprehensive income	HK$7.80 to US $1.00	RMB 7.20 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company had net losses of $246,429 and $164,074 during the years ended December 31, 2025 and 2024, respectively.

The Company has accumulated deficit of $1,134,923 and working capital deficit of $957,971 as of December 31, 2025. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	December 31, 2025	December 31, 2024
To Wenxian Fan	$770,653	$640,066
Total due to related parties	$770,653	$640,066

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased majority of its subcontracted services from one major suppliers: Yahong Business Limited with 78.26% of the total cost for the year ended December 31, 2025.

The Company purchased majority of its subcontracted services from three major suppliers: Yahong Business Limited with 47.43%, Changying Business Limited with 17.77% and Shenzhen Yuegang Liantong Car Service., Ltd with 11.29% of the total cost for the year ended December 31, 2024.

The Company had two major customers for the year ended December 31, 2025: Benfu Development., Ltd for 39.01%; one individual for 19.32% of the total revenue

The Company had two major customers for the year ended December 31, 2024: JunRong Development Co., Ltd with 31.58%; XAARPLC (Shenzhen) Technology Ltd with 20.98% of the total revenue

NOTE 6 - LEASES

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

On July 1, 2025, Pony HK entered into a Lease Agreement, the Company rented a portion at Room 17, Flat B, 17/F, Tsipeng Industrial Building, San Po Kong, Kowloon, Hong Kong, China, for a monthly rent of HKD 3,700 (approximately $474). The lease term was from July 1, 2025 to June 30, 2027.

The following tables represent the Company’s lease assets and liabilities as of December 31 2025 and 2024:

December 31, 2025
Assets:
Operating lease right-of-use assets	$8,405
Total operating lease assets	8,405

Liabilities:
Operating lease liabilities, current	5,571
Operating lease liabilities, noncurrent	2,833
Total operating lease obligations	8,405

December 31, 2024
Assets:
Operating lease right-of-use assets	$-
Total operating lease assets	-

Liabilities:
Operating lease liabilities, current	-
Operating lease liabilities, noncurrent	-
Total operating lease obligations	-

The following tables summarize quantitative information about the Company’s operating lease, under the adoption of ASC 842:

December 31, 2025
Weighted Average Remaining Lease Term (Years)	1.5
Weighted Average Discount Rate	2.3%

Maturities of lease liabilities were as follows:

Twelve months ending December 31,	US$
2026	$5,705
2027	2,852
Total lease payments	8,557
Less: imputed interest	(152)
Total	$8,405

NOTE 7 - COMMON STOCK

As of December 31, 2025 and 2024, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 27, 2026, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2025 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2025.

Our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon, and as of the date of this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of December 31, 2025 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current director and officers are as follow:

Name	Age	Position
Wenxian Fan	50	Chief Executive Officer, Chief Financial Officer and Chair of the Board of Directors

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid to our Chief Executive Officer for services rendered in all capacities for the fiscal years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wenxian Fan	2025	25,399	-	-	-	-	-
Chair of the Board and Chief Executive Officer	2024	23,068	-	-	-	-	-

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

The address of each holder listed below, except as otherwise indicated, is Room 17, Flat B, 17/F, Tsipeng Industrial Building, San Po Kong, Kowloon, Hong Kong, China.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned(1)(5)	Percent of Common Stock Beneficially Owned (1)*
5% Beneficial Owners
Pony Group Ltd.(2)	5,580,000	48.52%
KERUIDA Investment Limited(3)	900,000	7.83%
Synionm Investments Limited(4)	900,000	7.83%
Wisdom Travel Service Investments Limited(5)	900,000	7.83%
Directors and Officers
Wenxian Fan	8,280,000	72.00%

(1)	Percentage ownership is based on 11,500,000 shares of our common stock outstanding.

(2)	Wenxian Fan has sole voting and dispositive power of shares beneficially owned by Pony Group Ltd.

(3)	Wenxian Fan has sole voting and dispositive power of shares beneficially owned by KERUIDA Investment Limited.

(4)	Wenxian Fan has sole voting and dispositive power of shares beneficially owned by Synionm Investments Limited.

(5)	Wenxian Fan has sole voting and dispositive power of shares beneficially owned by Wisdom Travel Service Investments Limited.

*	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

Item 13. Certain Relationships and Related Party Transactions

We do not have transactions since our inception, or which are currently being proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2025 and 2024.

Fee Category	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2025
Audit Fees (1)	$48,500	$38,500
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

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

PONY GROUP INC.

Date: March 27, 2026	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)