Form 10-Q
period 2026-03-31
Pony Group Inc.
filed 2026-05-15
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026 there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	unaudited
Assets
Current assets
Cash and cash equivalents	$8,050	$9,675
Accounts receivables	3,445	2,471
Other receivables	1,586	1,589
Other current assets	2,512	-
Total current assets	15,593	13,735

Operating lease right-of-use assets	6,972	8,405
Total assets	$22,565	$22,140

Liabilities and Equity

Current liabilities
Deferred revenue	5,586	8,939
Accounts payable	1,441	7,709
Operating lease liabilities, current	5,562	5,571
Other payable- related parties	828,405	770,653
Other current liability	190,543	178,834
Total current liabilities	$1,031,537	$971,706

Operating lease liabilities, noncurrent	1,410	2,833
Total liabilities	1,032,947	974,539

Stockholders’ deficit
Common stock, $0.001 par value; 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive income (loss)	(6,027)	(4,976)
Accumulated deficit	(1,191,855)	(1,134,923)
Total stockholders’ deficit	(1,010,382)	(952,399)
Total liabilities and Stockholders’ deficit	$22,565	$22,140

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2026	2025

Revenue	$23,736	$30,265

Cost of revenue	6,457	18,644

Gross profit	17,279	11,621

Operating expenses
General & administrative expenses	74,121	60,987
Total operating expenses	74,121	60,987

Loss from operation	(56,842)	(49,366)

Other expense
Other expense	(90)	(86)
Total other expense	(90)	(86)

Loss before income taxes	(56,932)	(49,452)
Provision for income tax		-
Net Loss	$(56,932)	$(49,452)

Other Comprehensive Loss	(1,051)	(27,336)
Comprehensive loss	(57,983)	(76,788)
Basic and diluted loss per share of common stock	(0.005)	(0.004)
Weighted average number of shares outstanding	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2026

				Accumulated
				Other
			Additional	Comprehensive
	Common stock		Paid-In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2025	11,500,000	$11,500	$176,000	$(4,976)	$(1,134,923)	$(952,399)

Cumulative Foreign currency translation adjustment	-	-	-	(1,051)	-	(1,051)

Net Loss	-	-	-	-	(56,932)	(56,932)

Balance as of March 31, 2026	11,500,000	$11,500	$176,000	$(6,027)	$(1,191,855)	$(1,010,382)

For the Three Months Ended March 31, 2025

				Accumulated
				Other
			Additional	Comprehensive
	Common stock		Paid-In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2024	11,500,000	$11,500	$176,000	$25,618	$(888,494)	$(675,376)

Cumulative Foreign currency translation adjustment	-	-	-	(27,336)	-	(27,336)

Net Loss	-	-	-	-	(49,452)	(49,452)

Balance as of March 31, 2025	11,500,000	$11,500	$176,000	$(1,718)	$(937,946)	$(752,164)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31
	2026	2025

Cash flows from operating activities:
Net Loss	$(56,932)	$(49,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	1,376	-
Changes in operating assets and liabilities:
Accounts receivable	(974)	1
Other receivable	4	8
Other current assets	(2,512)	-
Deferred revenue	(3,353)	-
Accounts payable	(6,268)	6,941
Other liabilities	11,709	18,974
Operating lease liabilities	(1,376)	-
Net cash used in operating activities	(58,326)	(23,528)

Cash flows from financing activities:
Advance from related party	57,752	47,552
Net cash provided by financing activities	57,752	47,552

Effects of currency translation on cash	(1,051)	(27,336)

Net decrease in cash	(1,625)	(3,312)
Cash at beginning of the period	9,675	10,952
Cash at end of period	$8,050	$7,640

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

Leases - On March 31, 2022, the Company adopted ASU 2016-02, Leases (Topic 842). For all leases that were entered into prior to the effective date of Topic 842, the Company elected to apply the package of practical expedients. Based on this guidance the Company did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss).

Principles of Consolidation -The accompanying unaudited condensed financial statements include the financial statements of PONY GROUP INC and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

Company	Date of establishment	Place of establishment	Percentage of legal ownership by PONY	Principal activities
Subsidiaries:
Pony HK	April 28, 2016	Hong Kong, PRC	100%	Car services

Universe Travel	February 2, 2019	Mainland, PRC	100%	Car services and technological development and operation service

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash in bank, the Company had no cash equivalents. Cash in bank were $8,050 and $9,675 as of March 31, 2026 and December 31, 2025. The Company maintains its cash mainly in the United States of America, the mainland China and Hong Kong Special Administrative Region of PRC (the “Hong Kong”).

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of March 31, 2026 and December 31, 2025, account receivables were $3,445 and $2,471, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had one major customer, Benfu Development., Ltd, which accounted for 32.35% of the Company’s revenue for the three months ended March 31, 2026.

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

Car service

The Company currently provides car services to individual and group travelers. It currently offers carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. The Company collaborates with car fleet companies and charges a service fee by matching the traveler and the driver. Redefining the user experience, the Company aims to provide its users with comprehensive and convenient service offerings and to become a one-stop travel booking resource for travelers. When the traveler selects and initiates a car service request, an estimated service fee is displayed and the traveler can further decide whether to place the service request or not. Once the traveler places the ride service request and the Company accepts the service request, a car service agreement is entered into between the traveler and the Company. Upon completion of the car services, the Company recognizes ride hailing services revenues on a gross basis.

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

Income Taxes – Income tax expense represents current tax expense. The income tax payable represents the amounts expected to be paid to the taxation authority. Hong Kong profits tax has been assessed at the rate of 16.5% on the estimated assessable profit for the period.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2026
Balance sheet	HK$7.84 to US $1.00	RMB 6.90 to US $1.00
Statement of operation and other comprehensive income	HK$7.81 to US $1.00	RMB 6.92 to US $1.00
December 31, 2025
Balance sheet	HK$7.78 to US $1.00	RMB 6.99 to US $1.00
March 31, 2025
Statement of operation and other comprehensive income	HK$7.78 to US $1.00	RMB 7.27 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company had net loss of $56,932 and $49,452 during the three months ended March 31, 2026 and 2025, respectively.

The Company has accumulated deficit of $1,191,855 and working capital deficit of $1,015,944 as of March 31, 2026. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	March 31, 2026	December 31, 2025
To Wenxian Fan	$828,405	$770,653
Total due to related parties	$828,405	$770,653

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased its subcontracted services from one major supplier, Yahong Business Limited, for the three months ended March 31, 2026.

The Company had one subcontractor services supplier, Yahong Business Limited, which accounted for 91.00% of the total cost for the three months ended March 31, 2025.

The Company had one major customer, Benfu Development., Ltd, which accounted for 32.35% of the Company’s revenue for the three months ended March 31, 2026.

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

On July 1, 2025, Pony HK entered into a Lease Agreement, the Company rented a portion at Room 17, Flat B, 17/F, Tsipeng Industrial Building, San Po Kong, Kowloon, Hong Kong, China, for a monthly rent of HKD 3,700 (approximately $472). The lease term is from July 1, 2025 to June 30, 2027.

The following tables represent the Company’s lease assets and liabilities as of March 31, 2026 and December 31, 2025:

March 31, 2026
Assets:
Operating lease right-of-use assets	$6,972
Total operating lease assets	6,972

Liabilities:
Operating lease liabilities, current	5,562
Operating lease liabilities, noncurrent	1,410
Total operating lease obligations	6,972

December 31, 2025
Assets:
Operating lease right-of-use assets	$8,405
Total operating lease assets	8,405

Liabilities:
Operating lease liabilities, current	5,571
Operating lease liabilities, noncurrent	2,833
Total operating lease obligations	8,404

The following tables summarize quantitative information about the Company’s operating lease, under the adoption of ASC 842:

March 31, 2026
Weighted Average Remaining Lease Term (Years)	1.2
Weighted Average Discount Rate	2.3%

The maturities of operating lease liabilities for subsequent years are as follows:

Twelve months ending December 31,	US$
2026 (excluding the three months ended March 31, 2026)	$4,247
2027	2,832
Total lease payments	7,079
Less: imputed interest	(107)
Total	$6,972

NOTE 7 - COMMON STOCK

As of March 31, 2026 and December 31, 2025, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2026, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2026 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three months ended March 31, 2026 compared to March 31, 2025

Revenue

For the three months ended March 31, 2026 and 2025, revenues were $23,736 and $30,265, respectively, with a decrease of $6,529 over the same period in 2025. The decrease in revenue was primarily due to softened customer demand for car transportation services in 2026. The reduction in market demand drove a decline in order volume, which in turn reduced overall revenue and performance.

Cost of Revenue

Cost of Revenue for the three months ended March 31, 2026 and 2025 were $6,457 and $18,644, respectively, a decrease of $12,187 over the same period in 2025. The decrease was mainly due to the decrease in costs was due to a reduction in order volume and a decline in the number of vehicles used to provide our services.

Gross Profit

Gross profits were $17,279 and $11,621 for the three months ended March 31, 2026 and 2025, respectively. The gross profit margin as a percentage of sales were 72.8% and 38.4% for the three months ended March 31, 2026 and 2025, respectively. The increase in gross margin is attributable to the recognition of revenue from prior periods, for which there are no corresponding costs, thereby resulting in fluctuations in the gross margin.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were $74,121 and $60,987, respectively. The increase of operating expenses was mainly due to increase of service fees accrued, not paid yet for other consulting services as compared to the prior period.

Other (Expense) Income

Other (Expense) income consists of interest income and exchange gain (loss). For the three months ended March 31, 2026 and 2025, the net other expenses were $90 and $86. The change of other income (expenses) mainly due to the change of exchange rate.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $1,191,855 as of March 31, 2026. We had a cash balance of $8,050 and negative working capital of $1,015,944 as of March 31, 2026. We have incurred losses of $57,983 for the three months ended March 31, 2026. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. We have not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the three months ended March 31, 2026, amounted to $58,326, compared to $23,528 net cash used in operating activities for the three months ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2026, amounted to $57,752, compared to net cash provided by financing activities of $47,552 in the same period of 2025. The net cash provided by financing activities was from shareholders who paid certain expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of March 31, 2026 and communicated the matters to our management.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

PONY GROUP INC.

Date: May 14, 2026	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)