Form 10-Q
period 2026-06-30
Pony Group Inc.
filed 2026-08-14
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026 there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	unaudited
Assets
Current assets
Cash and cash equivalents	$9,841	$9,675
Accounts receivables	4,500	2,471
Other receivables	2,550	1,589
Other current assets	5,121	-
Total current assets	22,012	13,735

Operating lease right-of-use assets	5,593	8,405
Total assets	$27,605	$22,140

Liabilities and Equity

Current liabilities
Deferred revenue	5,928	8,939
Accounts payable	19,549	7,709
Operating lease liabilities, current	5,593	5,571
Other payable- related parties	838,644	770,653
Other current liability	225,280	178,834
Total current liabilities	$1,094,994	$971,706

Operating lease liabilities, noncurrent	-	2,833
Total liabilities	1,094,994	974,539

Stockholders’ deficit
Common stock, $0.001 par value; 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive loss	(11,728)	(4,976)
Accumulated deficit	(1,243,161)	(1,134,923)
Total stockholders’ deficit	(1,067,389)	(952,399)
Total liabilities and Stockholders’ deficit	$27,605	$22,140

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$31,448	$44,558	$55,184	$74,823

Cost of revenue	28,008	28,061	34,465	46,705

Gross profit	3,440	16,497	20,719	28,118

Operating expenses
General & administrative expenses	54,249	54,525	128,370	115,512
Total operating expenses	54,249	54,525	128,370	115,512

Loss from operation	(50,809)	(38,028)	(107,651)	(87,394)

Other expense
Other expense	(497)	(360)	(587)	(446)
Total other expense	(497)	(360)	(587)	(446)

Loss before income taxes	(51,306)	(38,388)	(108,238)	(87,840)
Provision for income tax	-	-	-	-
Net Loss	$(51,306)	$(38,388)	$(108,238)	$(87,840)

Other Comprehensive Income (loss)	(5,701)	1,034	(6,752)	(26,302)
Comprehensive loss	(57,007)	(37,354)	(114,990)	(114,142)
Basic and diluted loss per share of common stock	(0.004)	(0.003)	(0.009)	(0.008)
Weighted average number of shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Six Months Ended June 30, 2026

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2025	11,500,000	$11,500	$176,000	$(4,976)	$(1,134,923)	$(952,399)

Cumulative Foreign currency translation adjustment	-	-	-	(1,051)	-	(1,051)

Net Loss	-	-	-	-	(56,932)	(56,932)

Balance as of March 31, 2026	11,500,000	11,500	176,000	(6,027)	(1,191,855)	(1,010,382)

Cumulative Foreign currency translation adjustment	-	-	-	(5,701)	-	(5,701)

Net Loss	-	-	-	-	(51,306)	(51,306)

Balance as of June 30, 2026	11,500,000	$11,500	$176,000	$(11,728)	$(1,243,161)	$(1,067,389)

For the Three and Six Months Ended June 30, 2025

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2024	11,500,000	$11,500	$176,000	$25,618	$(888,494)	$(675,376)

Cumulative Foreign currency translation adjustment	-	-	-	(27,336)	-	(27,336)

Net Loss	-	-	-	-	(49,452)	(49,452)

Balance as of March 31, 2025	11,500,000	11,500	176,000	(1,718)	(937,946)	(752,164)

Cumulative Foreign currency translation adjustment	-	-	-	1,034	-	1,034

Net Loss	-	-	-	-	(38,388)	(38,388)

Balance as of June 30, 2025	11,500,000	$11,500	$176,000	$(684)	$(976,334)	$(789,518)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2026	2025

Cash flow from operating activities:
Net Loss	$(108,238)	$(87,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	2,757	-
Changes in operating assets and liabilities:
Accounts receivable	(2,029)	5,880
Other receivable	(961)	(1,529)
Other current assets	(5,122)	-
Deferred revenue	(3,011)	3,020
Accounts payable	11,840	5,733
Other liabilities	46,446	22,841
Operating lease liabilities	(2,755)	-
Cash used in operating activities	(61,073)	(51,895)

Cash flow from financing activities:
Advance from related party	67,991	88,946
Cash provided by financing activities	67,991	88,946

Effects of currency translation on cash	(6,752)	(26,302)

Net increase (decrease) in cash	166	10,749
Cash at beginning of the period	9,675	10,952
Cash at end of period	$9,841	$21,701

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

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash in bank, the Company had no cash equivalents. Cash in bank were $9,841 and $9,675 as of June 30, 2026 and December 31, 2025. The Company maintains its cash mainly in the United States of America, the mainland China and Hong Kong Special Administrative Region of PRC (the “Hong Kong”).

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of June 30, 2026 and December 31, 2025, account receivables were $4,500 and $2,471, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had one major customer, Benfu Development., Ltd, which accounted for 13.90% of the Company’s revenue for the six months ended June 30, 2026.

The Company had four major customers for the six months ended June 30, 2025 and they accounted for the following respective percentage of the Company’s revenue for the corresponding period: Benfu Development., Ltd for 20.59%; XAARPLC (Shenzhen) Technology., Ltd for 14.90%; and two individuals in the aggregate of 34.32%.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2026
Balance sheet	HK$7.84 to US $1.00	RMB 6.79 to US $1.00
Statement of operation and other comprehensive income	HK$7.83 to US $1.00	RMB 6.80 to US $1.00
December 31, 2025
Balance sheet	HK$7.78 to US $1.00	RMB 6.99 to US $1.00
June 30, 2025
Statement of operation and other comprehensive income	HK$7.79 to US $1.00	RMB 7.25 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company had net loss of $108,238 and $87,840 during the six months ended June 30, 2026 and 2025, respectively.

The Company has accumulated deficit of $1,243,161 and working capital deficit of $1,072,982 as of June 30, 2026. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	June 30, 2026	December 31, 2025
To Wenxian Fan	$838,644	$770,653
Total due to related parties	$838,644	$770,653

NOTE 5 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased all of its subcontracted services from three major suppliers and they accounted for the following percentages of the Company’s costs for the six months ended June 30, 2026: Shenzhen Yuegang Liantong Car Service., Ltd, for 18.02%; Shenzhen Zhuorui Car Service., Ltd, for 18.78%; and Yahong Business Limited for 63.20%.

The Company purchased all of its subcontracted services from two major suppliers and they accounted for the following percentages of the Company’s costs for the six months ended June 30, 2025: Shenzhen Yuegang Liantong Car Service., Ltd, for 11.33%; and Yahong Business Limited for 88.68%.

The Company had one major customer, Benfu Development., Ltd, which accounted for 13.90% of the Company’s revenue for the six months ended June 30, 2026.

The Company had four major customers for the six months ended June 30, 2025 and they accounted for the following respective percentage of the Company’s revenue for the corresponding period: Benfu Development., Ltd for 20.59%; XAARPLC (Shenzhen) Technology., Ltd for 14.90%; and two individuals in the aggregate of 34.32%.

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

The following tables represent the Company’s lease assets and liabilities as of June 30, 2026 and December 31, 2025:

June 30, 2026
Assets:
Operating lease right-of-use assets	$5,593
Total operating lease assets	5,593

Liabilities:
Operating lease liabilities, current	5,593
Operating lease liabilities, noncurrent	-
Total operating lease obligations	5,593

December 31, 2025
Assets:
Operating lease right-of-use assets	$8,405
Total operating lease assets	8,405

Liabilities:
Operating lease liabilities, current	5,571
Operating lease liabilities, noncurrent	2,833
Total operating lease obligations	8,404

The following tables summarize quantitative information about the Company’s operating lease, under the adoption of ASC 842:

June 30, 2026
Weighted Average Remaining Lease Term (Years)	1.0
Weighted Average Discount Rate	2.3%

The maturities of operating lease liabilities for subsequent years are as follows:

Twelve months ending December 31,	US$
2026 (excluding the six months ended June 30, 2026)	$2,831
2027	2,831
Total lease payments	5,662
Less: imputed interest	(69)
Total	$5,593

NOTE 7 - COMMON STOCK

As of June 30, 2026 and December 31, 2025, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2026, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2026 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

For the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025

Revenue

For the three months ended June 30, 2026 and 2025, revenues were $31,448 and $ 44,558, respectively, with a decrease of $13,110 over the same period in 2025. The decrease in revenue was primarily due to softened customer demand for car transportation services in 2026. The reduction in market demand drove a decline in order volume which accordingly reduced overall revenue.

For the six months ended June 30, 2026 and 2025, revenues were $55,184 and $74,823 respectively, with a decrease of $19,639 over the same period in 2025. The decrease in revenue was primarily due to softened customer demand for car transportation services in 2026. The reduction in market demand drove a decline in order volume which accordingly reduced overall revenue and performance.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2026 and 2025 were $28,008 and $28,061, respectively, a decrease of $53 over the same period in 2025. Costs remained stable for three months ended June 30, 2026 compared to the same period last year.

Cost of Revenue for the six months ended June 30, 2026 and 2025 were $34,465 and $46,705 respectively, with a decrease of $12,240 over the same period in 2025. The decrease was mainly due to the decrease in costs was due to a reduction in order volume and a decline in the number of vehicles used to provide our services.

Gross Profit

Gross profits were $3,440 and $16,497 for the three months ended June 30, 2026 and 2025, respectively. The gross profit margin as a percentage of sales were 10.9% and 37.0% for the three months ended June 30, 2026 and 2025, respectively. The decrease in gross margin is attributable to the catch-up accrual of costs belonging to the prior quarter, which were recorded in the current period. This adjustment does not affect the aggregate figures for the six months ended June 30, 2026.

Gross profits were $20,719 and $28,118 for the six months ended June 30, 2026 and 2025, respectively. The gross profit margin as a percentage of sales for the six months ending June 30, 2026 and 2025 were 37.5% and 37.6%, respectively. The gross margin remained stable year-over-year compared to the same period last year.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 and 2025 were $54,249 and $54,525, respectively. Operating expenses remain unchanged as compared to the prior period.

Operating expenses for the six months ended June 30, 2026 and 2025 were $128,370 and $115,512, respectively, an increase of $12,858 from the same period in 2025. The increase of operating expenses was mainly due to increase of service fees accrued and other consulting services not yet paid as compared to the prior period.

Other (Expense) Income

Other (Expense) income consists of interest income and exchange gain (loss). For the three months ended June 30, 2026 and 2025, the net other expenses were $497 and $360. The change of other income (expenses) was mainly due to the change of exchange rate.

For the six months ended June 30, 2026 and 2025, the net other expenses were $587 and $446. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $1,243,161 as of June 30, 2026. We had a cash balance of $9,841 and negative working capital of $1,072,982 as of June 30, 2026. We have incurred losses of $108,238 for the six months ended June 30, 2026. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. We have not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the six months ended June 30, 2026, amounted to $61,073, compared to $51,895 net cash used in operating activities for the six months ended June 30, 2025.

Net cash provided by financing activities for the six months ended June 30, 2026, amounted to $67,991, compared to net cash provided by financing activities of $88,946 in the same period of 2025. The net cash provided by financing activities was from shareholders who paid certain expenses on behalf of the Company.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of June 30, 2026 and communicated the matters to our management.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PONY GROUP INC.

Date: August 14, 2026	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)