Form 10-Q
period 2026-09-30
Pony Group Inc.
filed 2026-11-13
CIK 1784058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026 there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

PONY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	unaudited
Assets
Current assets
Cash and cash equivalents	$9,156	$9,675
Accounts receivables	6,858	2,471
Other receivables	2,458	1,589
Other current assets	-	-
Total current assets	18,472	13,735

Operating lease right-of-use assets	4,204	8,405
Total assets	$22,676	$22,140

Liabilities and Equity

Current liabilities
Deferred revenue	5,985	8,939
Accounts payable	17,000	7,709
Operating lease liabilities, current	4,204	5,571
Other payable- related parties	882,229	770,653
Other current liability	213,367	178,834
Total current liabilities	$1,122,785	$971,706

Operating lease liabilities, noncurrent	-	2,833
Total liabilities	1,122,785	974,539

Stockholders’ deficit
Common stock, $0.001 par value; 70,000,000 shares authorized, 11,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	11,500	11,500
Additional paid-in capital	176,000	176,000
Accumulated other comprehensive loss	(5,132)	(4,976)
Accumulated deficit	(1,282,477)	(1,134,923)
Total stockholders’ deficit	(1,100,109)	(952,399)
Total liabilities and Stockholders’ deficit	$22,676	$22,140

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$42,696	$29,314	$97,880	$104,137

Cost of revenue	33,581	20,121	68,046	66,826

Gross profit	9,115	9,193	29,834	37,311

Operating expenses
General & administrative expenses	48,137	36,299	176,507	151,811
Total operating expenses	48,137	36,299	176,507	151,811

Loss from operation	(39,022)	(27,106)	(146,673)	(114,500)

Other expense
Other expense	(294)	(154)	(881)	(600)
Total other expense	(294)	(154)	(881)	(600)

Loss before income taxes	(39,316)	(27,260)	(147,554)	(115,100)
Provision for income tax	-	-	-	-
Net Loss	$(39,316)	$(27,260)	$(147,554)	$(115,100)

Other Comprehensive Income (loss)	6,596	(5,451)	(156)	(31,753)
Comprehensive loss	(32,720)	(32,711)	(147,710)	(146,853)
Basic and diluted loss per share of common stock	(0.003)	(0.002)	(0.013)	(0.010)
Weighted average number of shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Nine Months Ended September 30, 2026

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2025	11,500,000	$11,500	$176,000	$(4,976)	$(1,134,923)	$(952,399)

Cumulative Foreign currency translation adjustment	-	-	-	(1,051)	-	(1,051)

Net Loss	-	-	-	-	(56,932)	(56,932)
Balance as of March 31, 2026	11,500,000	$11,500	$176,000	$(6,027)	$(1,191,855)	$(1,010,382)

Cumulative Foreign currency translation adjustment	-	-	-	(5,701)	-	(5,701)

Net Loss	-	-	-	-	(51,306)	(51,306)
Balance as of June 30, 2026	11,500,000	$11,500	$176,000	$(11,728)	$(1,243,161)	$(1,067,389)
Cumulative Foreign currency translation adjustment	-	-	-	6,596	-	6,596

Net Loss	-	-	-	-	(39,316)	(39,316)
Balance as of September 30, 2026	11,500,000	$11,500	$176,000	$(5,132)	$(1,282,477)	$(1,100,109)

For the Three and Nine Months Ended September 30, 2025

	Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance as of December 31, 2024	11,500,000	$11,500	$176,000	$25,618	$(888,494)	$(675,376)

Cumulative Foreign currency translation adjustment	-	-	-	(27,336)	-	(27,336)

Net Loss	-	-	-	-	(49,452)	(49,452)
Balance as of March 31, 2025	11,500,000	$11,500	$176,000	$(1,718)	$(937,946)	$(752,164)

Cumulative Foreign currency translation adjustment	-	-	-	1,034	-	1,034

Net Loss	-	-	-	-	(38,388)	(38,388)
Balance as of June 30, 2025	11,500,000	$11,500	$176,000	$(684)	$(976,334)	$(789,518)
Cumulative Foreign currency translation adjustment	-	-	-	(5,451)	-	(5,451)

Net Loss	-	-	-	-	(27,260)	(27,260)
Balance as of September 30, 2025	11,500,000	$11,500	$176,000	$(6,135)	$(1,003,594)	$(822,229)

The accompanying notes are integral to these unaudited condensed consolidated financial statements.

PONY GROUP INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2026	2025

Cash flow from operating activities:
Net Loss	$(147,554)	$(115,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	4,143	1,419
Changes in operating assets and liabilities:
Accounts receivable	(4,387)	4,155
Other receivable	(869)	(2,284)
Deferred revenue	(2,954)	3,925
Accounts payable	9,291	-
Other liabilities	34,534	27,043
Operating lease liabilities	(4,143)	(1,419)
Cash used in operating activities	(111,939)	(82,261)

Cash flow from financing activities:
Advance from related party	111,576	111,469
Cash provided by financing activities	111,576	111,469

Effects of currency translation on cash	(156)	(31,753)

Net increase (decrease) in cash	(519)	(2,545)
Cash at beginning of the period	9,675	10,952
Cash at end of period	$9,156	$8,407

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

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash in bank, the Company had no cash equivalents. Cash in bank were $9,156 and $9,675 as of September 30, 2026 and December 31, 2025. The Company maintains its cash mainly in the United States of America, the mainland China and Hong Kong Special Administrative Region of PRC (the “Hong Kong”).

Accounts Receivable – The customers are required to make payments when they book the services, otherwise, the services will not be arranged. Sometimes, the Company extends credit to its group clients.

As of September 30, 2026 and December 31, 2025, account receivables were $6,858 and $2,471, respectively. The Company considers accounts receivable to be fully collectible and determined that an allowance for doubtful accounts was not necessary.

The Company had one major customer, an individual, which accounted for 10.42% of the Company’s revenue for the nine months ended September 30, 2026.

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

Car service

The Company currently provides car services to individual and group travelers and currently offers carpooling, airport pick-up and drop-off, and personal driver services for travelers between Guangdong Province and Hong Kong. The Company collaborates with car fleet companies and charges a service fee by matching the traveler and the driver. Redefining the user experience, the Company aims to provide its users with comprehensive and convenient service offerings and to become a one-stop travel booking resource for travelers. When the traveler selects and initiates a car service request, an estimated service fee is displayed and the traveler can further decide whether to place the service request or not. Once the traveler places the ride service request and the Company accepts the service request, a car service agreement is entered into between the traveler and the Company. Upon completion of the car services, the Company recognizes ride hailing services revenues on a gross basis.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2026
Balance sheet	HK$7.85 to US $1.00	RMB 6.70 to US $1.00
Statement of operation and other comprehensive income	HK$7.83 to US $1.00	RMB 6.82 to US $1.00
December 31, 2025
Balance sheet	HK$7.78 to US $1.00	RMB 6.99 to US $1.00
September 30, 2025
Statement of operation and other comprehensive income	HK$7.80 to US $1.00	RMB 7.22 to US $1.00

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial position, statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company had net loss of $147,554 and $115,100 during the nine months ended September 30, 2026 and 2025, respectively.

The Company has accumulated deficit of $1,282,477 and working capital deficit of $1,104,313 as of September 30, 2026. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company has the following payables to Ms. Wenxian Fan:

	September 30, 2026	December 31, 2025
To Wenxian Fan	$882,229	$770,653
Total due to related parties	$882,229	$770,653

NOTE 5 – OTHER CUTRENT LIABILITY

Other current liabilities mainly arise from unpaid consulting fees related to the Company's U.S. stock listing and other unpaid expenses related to daily operations.

The details of other current liabilities are listed as follows:

	September 30, 2026	December 31, 2025
Unpaid consulting fee	$130,609	$100,224
Others	82,758	78,610
Total due to related parties	$213,367	$178,834

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchased all of its subcontracted services from three major suppliers and they accounted for the following percentages of the Company’s costs for the nine months ended September 30, 2026: Shenzhen Yuegang Liantong Car Service., Ltd, for 15.08%; Shenzhen Zhuorui Car Service., Ltd, for 30.43%; and Yahong Business Limited for 54.06%.

The Company purchased majority of its subcontracted services from two major supplier and they accounted for the following percentage of the Company’s costs for the nine months ended September 30, 2025: Shenzhen Yuegang Liantong Car Service., Ltd, for 13.37% and Yahong Business Limited for 80.69%.

The Company had one major customer, an individual person, which accounted for 10.42% of the Company’s revenue for the nine months ended September 30, 2026.

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

The following tables represent the Company’s lease assets and liabilities as of September 30, 2026 and December 31, 2025:

September 30, 2026
Assets:
Operating lease right-of-use assets	$4,204
Total operating lease assets	4,204

Liabilities:
Operating lease liabilities, current	4,204
Operating lease liabilities, noncurrent	-
Total operating lease obligations	4,204

December 31, 2025
Assets:
Operating lease right-of-use assets	$8,405
Total operating lease assets	8,405

Liabilities:
Operating lease liabilities, current	5,571
Operating lease liabilities, noncurrent	2,833
Total operating lease obligations	8,404

The following tables summarize quantitative information about the Company’s operating lease, under the adoption of ASC 842:

September 30, 2026
Weighted Average Remaining Lease Term (Years)	0.75
Weighted Average Discount Rate	2.3%

The maturities of operating lease liabilities for subsequent years are as follows:

Twelve months ending December 31,	US$
2026 (excluding the nine months ended September 30, 2026)	$1,415
2027	2,829
Total lease payments	4,244
Less: imputed interest	(40)
Total	$4,204

NOTE 8 - COMMON STOCK

As of September 30, 2026 and December 31, 2025, there were 11,500,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 13, 2026, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2026 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

We intend to attract users from outside of China to use our App and expand our offerings on the App to serve as a one-stop shop to book tickets, reserve hotels, rent a car and hire drivers.

Our goal is to grow to an international player in the travel services market. To accomplish such goal, we will cooperate with other businesses which have capital, marketing and technology resources or products. We expect to recruit more workforce and talent to develop new technologies and products.

Results of Operations

For the three and nine months ended September 30, 2026 compared to the same periods ended September 30, 2025

Revenue

For the three months ended September 30, 2026 and 2025, revenues were $42,696 and $29,314, respectively, with an increase of $13,382 over the same period in 2025. The increase in revenue was primarily due to an increase in new customers attributable to Pony HK’s sales strategy and customer relationships in this quarter ended September 30, 2026.

For the nine months ended September 30, 2026 and 2025, revenues were $97,880 and $104,137 respectively, with a decrease of $6,257 over the same period in 2025. The decrease in revenue was primarily due to softened customer demand for car transportation services in 2026. The reduction in market demand drove a decline in order volume which accordingly reduced overall revenue and performance.

Cost of Revenue

Cost of Revenue for the three months ended September 30, 2026 and 2025 were $33,581 and $20,121, respectively, with an increase of $13,460 over the same period in 2025. The increase in costs is due to the increase in revenue with a corresponding increase in car-hailing services.

Cost of Revenue for the nine months ended September 30, 2026 and 2025 were $68,046 and $66,826 respectively, with an increase of $1,220 over the same period in 2025. The increase in costs is due to the increase in revenue with a corresponding increase in car-hailing services.

Gross Profit

Gross profits were $9,115 and $9,193 for the three months ended September 30, 2026 and 2025, respectively. The gross profit margin as a percentage of sales were 21.3% and 31.4% for the three months ended September 30, 2026 and 2025, respectively. The decline in gross profit margin is due to the current decrease in car-hailing users overall and the Company had set lower prices to acquire more customers.

Gross profits were $29,834 and $37,311 for the nine months ended September 30, 2026 and 2025, respectively. The gross profit margin as a percentage of sales for the nine months ending September 30, 2026 and 2025 were 30.5% and 35.8%, respectively. The decline in gross profit is due to the current decrease in car-hailing users overall and the Company had set lower prices to acquire more customers.

Operating Expenses

Operating expenses for the three months ended September 30, 2026 and 2025 were $48,137 and $36,299, respectively. for an increase of $11,838. Compared with the same period last year, the increase in operating expenses was due to the increase in consulting service fees.

Operating expenses for the nine months ended September 30, 2026 and 2025 were $176,507 and $151,811, respectively, an increase of $24,696 from the same period in 2025. The increase in operating expenses was due to the increase in consulting service fees.

Other (Expense) Income

Other (Expense) income consists of interest income and exchange gain (loss). For the three months ended September 30, 2026 and 2025, the net other expenses were $294 and $154. The change of other income (expenses) was mainly due to the change of exchange rate.

For the nine months ended September 30, 2026 and 2025, the net other expenses were $881 and $600. This was mainly due to the change of exchange rate and the increase of average cash balances.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have an accumulated deficit of $1,282,477 as of September 30, 2026. We had a cash balance of $9,156 and negative working capital of $1,104,313 as of September 30, 2026. We have incurred losses of $147,554 for the nine months ended September 30, 2026. Our financial statements have been prepared assuming we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. We have not continually generated significant gross profits. Unless our operations generate a significant increase in gross profit and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the nine months ended September 30, 2026, amounted to $111,939, compared to $82,261 net cash used in operating activities for the nine months ended September 30, 2025.

Net cash provided by financing activities for the nine months ended September 30, 2026, amounted to $111,576, compared to net cash provided by financing activities of $111,469 in the same period of 2025. The net cash provided by financing activities was from shareholders who paid certain expenses on behalf of the Company.

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

See Note 2 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, which are described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer in connection with the review of our financial statements as of September 30, 2026 and communicated the matters to our management.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PONY GROUP INC.

Date: November 13, 2026	By:	/s/ Wenxian Fan
	Name:	Wenxian Fan
	Title:	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

